Form 10-Q
period 2013-09-30
NF Investment Corp.
filed 2013-11-08
CIK 1561528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period to

Commission File No. 000-54961

NF INVESTMENT CORP.

(Exact name of Registrant as specified in its charter)

Maryland	61-1696304
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

520 Madison Avenue, 38th Floor, New York, NY 10022

(Address of principal executive office) (Zip Code)

(212) 813-4900

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2013
Common stock, $0.01 par value	1,710,100

NF INVESTMENT CORP.

NF INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(amounts in thousands, except shares and per share data)

	September 30, 2013	December 31, 2012*
	(unaudited)
ASSETS
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $15,873 and $0, respectively)	$15,946	$—
Cash	18,353	2
Deferred financing costs	1,884	—
Interest receivable	78	—
Prepaid expenses and other assets	46	—

Total assets	$36,307	$2

LIABILITIES
Due to Investment Adviser (Note 5)	$2,785	$—
Credit facility fees payable (Note 6)	14	—
Management fees payable (Note 5)	3	—
Administrative service fees payable	60	—
Other accrued expenses and liabilities	231	—

Total liabilities	3,093	—

Commitments and contingencies (Notes 7 and 11)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 1,710,100 shares and 100 shares, respectively, issued and outstanding	17	—
Paid-in capital in excess of par value	34,185	2
Offering costs	(45)	—
Accumulated net investment income (loss)	(1,016)	—
Net accumulated realized gain (loss)†	—	—
Net change in unrealized appreciation (depreciation)	73	—

Total net assets	$33,214	$2

NET ASSETS PER SHARE	$19.42	$20.00

*	December 31, 2012 was not presented on a consolidated basis as NFIC SPV LLC was formed on June 18, 2013.
†	Amount was less than one.

The accompanying notes are an integral part of these consolidated financial statements.

NF INVESTMENT CORP.

CONSOLIDATED STATEMENT OF OPERATIONS

(amounts in thousands, except shares and per share data)

(unaudited)

For the three month and nine month periods ended September 30, 2013
Investment income:
Interest income from non-controlled/non-affiliated investments	$97

Total investment income	97

Expenses:
Management fees (Note 5)	3
Organization expenses (Note 5)	617
Professional fees	303
Administrative service fees (Note 5)	60
Credit facility fees (Note 6)	33
Directors’ fees and expenses	65
Transfer agency fees	6
Other general and administrative	26

Total expenses	1,113

Net investment income (loss)	(1,016)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments:
Net realized gain (loss) on investments—non-controlled/non-affiliated*	—
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	73

Net realized gain (loss) and change in unrealized appreciation (depreciation) on investments	73

Net increase (decrease) in net assets resulting from operations	$(943)

Basic and diluted earnings per common share for the three month period ended September 30, 2013 (Note 8)	$(1.49)

Weighted-average shares of common stock outstanding for the three month period ended September 30, 2013—Basic and Diluted (Note 8)	634,013

Basic and diluted earnings per common share for the nine month period ended September 30, 2013 (Note 8)	$(4.41)

Weighted-average shares of common stock outstanding for the nine month period ended September 30, 2013—Basic and Diluted (Note 8)	213,726

*	Amount was less than one.

The accompanying notes are an integral part of these consolidated financial statements.

NF INVESTMENT CORP.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(amounts in thousands)

(unaudited)

For the nine month period ended September 30, 2013
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$(1,016)
Net realized gain (loss) on investments—non-controlled/non-affiliated*	—
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	73

Net increase (decrease) in net assets resulting from operations	(943)

Capital transactions:
Common stock issued	34,200
Less: offering costs	(45)

Total capital share transactions	34,155

Net increase (decrease) in net assets	33,212

Net assets at beginning of period	2

Net assets at end of period	$33,214

*	Amount was less than one.

The accompanying notes are an integral part of these consolidated financial statements.

NF INVESTMENT CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(amounts in thousands)

(unaudited)

For the nine month period ended September 30, 2013
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(943)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	19
Net accretion of discount on securities	(2)
Net realized (gain) loss on investments—non-controlled/non-affiliated*	—
Net change in unrealized (appreciation) depreciation on investments—non-controlled/non-affiliated	(73)
Cost of investments purchased	(15,879)
Proceeds from repayments of investments	8
Changes in operating assets:
Interest receivable	(78)
Prepaid expenses and other assets	(46)
Changes in operating liabilities:
Due to Investment Adviser	837
Credit facility fees payable	14
Management fees payable	3
Administrative service fees payable	60
Other accrued expenses and liabilities	231

Net cash provided by (used in) operating activities	(15,849)

Cash flows from financing activities:
Proceeds from issuance of common stock	34,200

Net cash provided by (used in) financing activities	34,200

Net increase (decrease) in cash	18,351
Cash, beginning of period	2

Cash, end of period	$18,353

Supplemental disclosures of non-cash transactions:
Offering costs due to Investment Adviser	$45
Financing costs due to Investment Adviser	$1,903

*	Amount was less than one.

The accompanying notes are an integral part of these consolidated financial statements.

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2013

(amounts in thousands)

(unaudited)

Portfolio Company(1)	Industry	Interest Rate	Maturity Date	Acquisition Date	Par Amount	Amortized Cost(5)	Fair Value(6)	Percentage of Net Assets
Investments—non-controlled/non-affiliated

First Lien Debt (100.00%)
Dialysis Newco, Inc., d/b/a DSI Renal(2)(3)(4)	Healthcare & Pharmaceuticals	5.25%	8/16/2020	8/16/2013	$4,261	$4,220	$4,247	12.79%
Landslide Holdings, Inc.(2)(3)	High Tech Industries	5.25	8/9/2019	8/7/2013	3,036	3,007	3,026	9.11
W/S Packaging Group, Inc.(2)(3)(4)	Containers, Packaging & Glass	5.00	8/9/2019	8/8/2013	4,375	4,357	4,351	13.10
Zest Holdings, LLC(2)(3)	Durable Consumer Goods	6.50	8/16/2020	8/14/2013	4,375	4,289	4,322	13.01

First Lien Debt Total						15,873	15,946	48.01

Total Investments—non-controlled/non-affiliated						$15,873	$15,946	48.01%

(1)	Unless otherwise indicated, the Company’s investments are domiciled in the United States. Under the Investment Company Act of 1940, as amended (the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of September 30, 2013, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2013, the Company is not an “affiliated person” of any portfolio company.
(2)	Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), which generally reset quarterly. For each such loan, the Company has provided the interest rate in effect as of September 30, 2013.
(3)	Loan includes interest rate floor feature.
(4)	These assets are owned by the Company’s wholly owned subsidiary, NFIC SPV L.L.C. (the “Borrower Sub”). The Borrower Sub has a revolving credit facility with various lenders (the “Revolving Credit Facility”). The lenders of the Revolving Credit Facility have a first lien security interest in all of the assets of the Borrower Sub (see Note 6, Borrowings) and such assets are not generally available to creditors of NF Investment Corp. other than to satisfy obligations of the Borrower Sub under the Revolving Credit Facility.
(5)	Amortized cost represents original cost, including loan origination fees, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.
(6)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (Notes 2 and 4), pursuant to the Company’s valuation policies.

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of September 30, 2013

(amounts in thousands)

(unaudited)

The type and industrial composition of our investments as of September 30, 2013 were as follows:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$15,873	$15,946	100.00%

Total	$15,873	$15,946	100.00%

Industry	Amortized Cost	Fair Value	% of Fair Value
Containers, Packaging & Glass	$4,357	$4,351	27.29%
Durable Consumer Goods	4,289	4,322	27.10%
Healthcare & Pharmaceuticals	4,220	4,247	26.63%
High Tech Industries	3,007	3,026	18.98%

Total	$15,873	$15,946	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

NF INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three month and nine month periods ended September 30, 2013

(amounts in thousands, except shares and per share data)

1. ORGANIZATION

NF Investment Corp. (“NFIC” or the “Company”) is a Maryland corporation formed on November 1, 2012, and structured as an externally managed, non-diversified closed-end investment company. On August 5, 2013, NFIC filed its election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). NFIC intends to be treated, and intends to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended, (the “Code”) commencing with its taxable year ending December 31, 2013.

NFIC’s investment objective is to generate current income and capital appreciation primarily through debt investments in U.S. middle market companies with approximately $10 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”). NFIC will seek to achieve its investment objective by investing primarily in first lien senior secured and unitranche loans to private U.S. middle market companies that are, in many cases, controlled by private equity investment firms (“Middle Market Senior Loans”).

NFIC was initially funded on November 8, 2012, with the purchase of 100 shares at a net asset value (“NAV”) of $20.00 per share by Carlyle GMS Investment Management L.L.C. (the “Investment Adviser”). On August 6, 2013, NFIC completed its initial closing of capital commitments (the “Initial Closing”) and subsequently commenced substantial investment operations. As of December 31, 2012 and for the period of January 1, 2013 through August 5, 2013, NFIC had not commenced operations and was a development stage company as defined by Accounting Standards Codification (“ASC”) 915, Development Stage Entity. During this time, NFIC focused substantially all of its efforts on establishing its business.

NFIC is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. NFIC will remain an emerging growth company for up to five years following an initial public offering, although if the market value of the common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, NFIC would cease to be an emerging growth company as of the following December 31.

NFIC SPV LLC (the “Borrower Sub”) is a Delaware limited liability company that was formed on June 18, 2013. The Borrower Sub will invest in first lien senior secured loans. The Borrower Sub is a wholly-owned subsidiary of the Company and is consolidated in these consolidated financial statements commencing from the date of its formation, June 18, 2013.

NFIC is externally managed by its Investment Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended. Carlyle GMS Finance Administration L.L.C. (the “Administrator”) provides the administrative services necessary for NFIC to operate. Both the Investment Adviser and the Administrator are wholly-owned subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of The Carlyle Group L.P. (“Carlyle”), a global alternative asset manager publicly traded on NASDAQ Global Select Market under the symbol “CG”. Refer to the sec.gov website for further information on The Carlyle Group L.P.

After the earlier of the fifth anniversary of the Initial Closing or the completion of an initial public offering by Carlyle GMS Finance, Inc. (another business development company managed by the Investment Adviser) that results in an unaffiliated public float of at least 15% of its aggregate capital commitments (a “Qualified IPO”), the Board of Directors (subject to any necessary stockholder approvals and applicable requirements of the 1940 Act) will use its best efforts to wind down and/or liquidate and dissolve the Company. These efforts may include cash tender offers from time to time as proceeds become available. Refer to sec.gov website for further information on Carlyle GMS Finance, Inc.

As a BDC, NFIC is required to comply with certain regulatory requirements. As part of these requirements, the Company must not acquire any assets other than “qualifying assets” specified in the Investment Company Act unless, at the time the acquisition is made, at least 70% of its total assets are qualifying assets (with certain limited exceptions).

NFIC intends to be treated, and intends to comply with the requirements to qualify annually, as a RIC under the Code, and operates in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, NFIC must, among other things, meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders generally at least 90% of its investment company taxable income, as defined by the Code, for each year. Pursuant to this election, NFIC generally will not have to pay corporate level taxes on any income that it distributes to stockholders, provided that NFIC satisfies those requirements.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements as of September 30, 2013 and the Statement of Assets and Liabilities as of December 31, 2012, for the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“US GAAP”). The consolidated financial statements as of September 30, 2013 include the accounts of NFIC and its wholly-owned subsidiary, the Borrower Sub. All significant intercompany balances and transactions have been eliminated. Management has determined that NFIC and the Borrower Sub are both investment companies for the purposes of financial reporting and NFIC will consolidate the Borrower Sub. The Borrower Sub was formed on June 18, 2013, therefore it had no assets or liabilities to consolidate as of December 31, 2012. US GAAP for an investment company requires investments to be recorded at estimated fair value. The carrying value for all other assets and liabilities approximates their fair value.

Interim financial statements are prepared in accordance with US GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with US GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim period presented have been included. The Company commenced operations on August 6, 2013 and, therefore, the current period’s results of operations are not indicative of the results that ultimately may be achieved for the fiscal year ending December 31, 2013.

Use of Estimates

The preparation of consolidated financial statements as of September 30, 2013 and the Statement of Assets and Liabilities as of December 31, 2012 in conformity with US GAAP requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. It also requires management to exercise judgment in the process of applying the Company’s accounting policies. Assumptions and estimates regarding the valuation of investments and their resulting impact on management fees involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the consolidated financial statements as of September 30, 2013 and the Company’s Statement of Assets and Liabilities as of December 31, 2012. Actual results could differ from these estimates and such differences could be material.

Investments

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation as presented in the accompanying Consolidated Statement of Operations reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Cash

Cash consists of demand deposits. The Company’s cash is held with a large financial institution and cash held in such financial institutions may, at times, exceed the Federal Deposit Insurance Corporation insured limit.

Revenue Recognition

Interest from Investments and Realized Gain/Loss on Investments

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on securities purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of investments represents the original cost, including loan origination fees, adjusted for the accretion of discounts and amortization of premiums, if any. At time of exit, the realized gain or loss on an investment is the difference between the amortized cost at time of exit and the cash received at exit using the specific identification method.

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of and for the three month and nine month periods ended September 30, 2013, no loans in the portfolio contained PIK provisions.

Other Income

Other income may include income such as consent, waiver and amendment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive a fee for guaranteeing the outstanding debt of a portfolio company. Such fee will be amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Consolidated Statement of Assets and Liabilities. For the three month and nine month periods ended September 30, 2013, there was no other income.

Non-Accrual Income

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2013, no loans in the portfolio were on non-accrual status.

Revolving Credit Facility, Related Costs, Expenses and Deferred Financing Costs (See Note 6, Borrowings)

Interest expense and commitment fees on the Revolving Credit Facility (as defined in Note 6) are recorded on an accrual basis. Commitment fees are included in credit facility fees in the accompanying Consolidated Statement of Operations. No interest expense has been incurred by the Company for the three month and nine month periods ended September 30, 2013.

Deferred financing costs consist of capitalized expenses related to the origination of the Revolving Credit Facility. Amortization of deferred financing costs is computed on the straight-line basis over the term of the Revolving Credit Facility agreement, which closely approximates the effective interest method. The amortization of such costs is included in credit facility fees in the accompanying Consolidated Statement of Operations.

Organization and Offering Costs

The Company will reimburse the Investment Adviser for initial organization and offering costs incurred on behalf of NFIC up to $750. As of September 30, 2013, $662 of organization and offering costs had been incurred and are reimbursable to the Investment Adviser. The $662 of incurred organization and offering costs are allocated to all stockholders based on their respective capital commitment and are re-allocated amongst all stockholders at the time of each capital drawdown subsequent to the Initial Closing. The Company’s organization costs incurred are expensed and the offering costs are charged against equity when incurred.

Income Taxes

NFIC intends to elect for federal income tax purposes to be treated as a RIC under the Code, and intends to make the required distributions to its stockholders as specified therein. In order to qualify as a RIC, NFIC must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then NFIC is generally required to pay income taxes only on the portion of its taxable income and gains it does not distribute.

The minimum distribution requirements applicable to RICs require NFIC to distribute to its stockholders at least 90% of its investment company taxable income (“ICTI”), as defined by the Code, each year. Depending on the level of ICTI earned in a tax year, NFIC may choose to carry forward ICTI in excess of current year distributions into the next tax year. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.

In addition, based on the excise distribution requirements, NFIC will be subject to a 4% nondeductible federal excise tax on undistributed income unless NFIC distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by NFIC that is subject to corporate income tax will be considered to have been distributed. NFIC intends to make sufficient distributions each taxable year to satisfy the excise distribution requirements.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense.

The Borrower Sub is a disregarded entity for tax purposes and will be consolidated with the return of NFIC.

Capital Calls and Dividends and Distributions to Common Stockholders

The Company records the shares issued in connection with capital calls as of the effective date, or due date, of the capital call, which is the date shares are issued. To the extent that the Company has income available, the Company intends to make quarterly distributions to its common stockholders. Dividends and distributions to common stockholders will be recorded on the record/ex-dividend date and paid in cash. The amount to be distributed will be determined by the Board of Directors each quarter and will generally be based upon the earnings estimated by management and available cash. Net realized capital gains, if any, will generally be distributed at least annually, although the Company may decide to retain such capital gains for investment.

As of September 30, 2013 and December 31, 2012, no dividends or distributions had been declared or paid by the Company.

Functional Currency

The functional currency of the Company is the U.S. Dollar.

Recent Accounting Standards Updates

On June 7, 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-08, Financial Services—Investment Companies (“Topic 946”): Amendments to the Scope, Measurement and Disclosure Requirements. The final standard updates the criteria used in defining an investment company under US GAAP and also sets forth certain measurement and disclosure requirements. This ASU is effective for fiscal periods (including interim periods) beginning after December 15, 2013. The impact of this update is not expected to be material to the consolidated financial statements.

3. INVESTMENTS

As of September 30, 2013, investments—non-controlled/non-affiliated, at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$15,873	$15,946	100.00%

Total	$15,873	$15,946	100.00%

The industry composition of investments—non-controlled/non-affiliated at fair value as of September 30, 2013, is as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Containers, Packaging & Glass	$4,357	$4,351	27.29%
Durable Consumer Goods	4,289	4,322	27.10
Healthcare & Pharmaceuticals	4,220	4,247	26.63
High Tech Industries	3,007	3,026	18.98

Total	$15,873	$15,946	100.00%

4. FAIR VALUE MEASUREMENTS

The Company applies fair value accounting in accordance with the terms of Financial Accounting Standards Board ASC Topic 820, Fair Value Measurement and Disclosures (“ASC 820”). ASC 820 defines fair value as the amount that would be exchanged to sell an asset or transfer a liability in an orderly transfer between market participants at the measurement date. The Company will value securities/instruments traded in active markets on the measurement date by multiplying the closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Company may also obtain quotes with respect to certain of its investments, such as its securities/instruments traded in active markets and its liquid securities/instruments that are not traded in active markets, from pricing services, brokers, or counterparties. When doing so, the Company will determine whether the quote obtained is sufficient according to US GAAP to determine the fair value of the security. If determined adequate, the Company will use the quote obtained and, if not determined adequate, the conclusion will be documented and alternative pricing sources may be sought and utilized including valuation techniques typically utilized for illiquid securities/instruments.

Securities/instruments that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser or NFIC’s Board of Directors, does not represent fair value shall each be valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment and include comparable public market valuations, comparable precedent transaction valuations and discounted cash flow analyses. The process generally used to determine the applicable value will be as follows: (i) the value of each portfolio company or investment will be initially reviewed by the investment professionals responsible for such portfolio company or investment and, for non-traded investments, a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs will be used to determine a preliminary value; (ii) preliminary valuation conclusions will be documented and reviewed by a valuation committee comprised of members of senior management; (iii) the Board of Directors will engage one or more third-party valuation firms to provide positive assurance on portions of the portfolio each quarter (such that each non-traded investment will be reviewed by a third-party valuation firm at least once annually) including a review of management’s preliminary valuation and conclusion on fair value; (iv) the Audit Committee of the Board of Directors (the “Audit Committee”) will review the assessments of the Investment Adviser and, where appropriate, the respective third-party valuation firms and provide the Board of Directors with any recommendations with respect to changes to the fair value of each investment in the portfolio; and (v) the Board of Directors will discuss the valuation recommendations of the Audit Committee and determine the fair value of each investment in the portfolio in good faith based on the input of the Investment Adviser and, where applicable, the respective third-party valuation firms.

All factors that might materially impact the value of an investment will be considered, including, but not limited to the assessment of the following factors, as relevant:

•	the nature and realizable value of any collateral;

•	call features, put features and other relevant terms of debt;

•	the portfolio company’s leverage and ability to make payments;

•	the portfolio company’s public or private credit rating;

•	the portfolio company’s actual and expected earnings and discounted cash flow;

•	prevailing interest rates and spreads for similar securities and expected volatility in future interest rates;

•	the markets in which the portfolio company does business and recent economic and/or market events; and

•	comparisons to comparable transactions and publicly traded securities.

Investment performance data utilized will be the most recently available financial statements and compliance certificate received from the portfolio companies as of the measurement date which in many cases may reflect a lag in information.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is reasonably possible that the difference could be material.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different than the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of September 30, 2013.

US GAAP establishes a hierarchal disclosure framework which ranks the level of observability of market price inputs used in measuring investments at fair value. The observability of inputs is impacted by a number of factors, including the type of investment and the characteristics specific to the investment and state of the marketplace, including the existence and transparency of transactions between market participants. Investments with readily available quoted prices or for which fair value can be measured from quoted prices in active markets will generally have a higher degree of market price observability and a lesser degree of judgment applied in determining fair value.

Investments measured and reported at fair value are classified and disclosed based on the observability of inputs used in determination of fair values, as follows:

•	Level I—inputs to the valuation methodology are quoted prices available in active markets for identical investments as of the reporting date. The types of financial instruments included in Level I include unrestricted securities, including equities and derivatives, listed in active markets. The Company does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

•	Level II—inputs to the valuation methodology are either directly or indirectly observable as of the reporting date and are those other than quoted prices in active markets. The type of financial instruments in this category includes less liquid and restricted securities listed in active markets, securities traded in other than active markets, government and agency securities, and certain over-the-counter derivatives where the fair value is based on observable inputs.

•	Level III—inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category include investments in privately-held entities, collateralized loan obligations, and certain over-the-counter derivatives where the fair value is based on unobservable inputs.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the overall fair value measurement. The Investment Adviser’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

Transfer between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three month and nine month periods ended September 30, 2013, there were no transfers between levels.

The following table summarizes the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of September 30, 2013:

	Level I	Level II	Level III	Total
Assets
First Lien Debt	—	—	$15,946	$15,946

Total	—	—	$15,946	$15,946

The changes in the Company’s investments at fair value for which the Company has used Level III inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level III investments still held are as follows:

	Financial Assets
	For the three month and nine month periods ended September 30, 2013
	First Lien Debt	Total
Balance, beginning of period	$—	$—
Purchases	15,879	15,879
Accretion of discount	2	2
Paydowns	(8)	(8)
Realized gains (losses)*	—	—
Net change in unrealized appreciation (depreciation)	73	73

Balance, end of period	$15,946	$15,946

Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of September 30, 2013	$73	$73

*	Amount was less than one.

The Company generally uses the following framework when determining the fair value of investments that are categorized as Level III:

Investments in debt securities are initially evaluated to determine whether the enterprise value of the portfolio company is greater than the applicable debt. The enterprise value of the portfolio company is estimated using a market approach and an income approach. The market approach utilizes market value (EBITDA) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. The Company carefully considers numerous factors when selecting the appropriate companies whose multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. The income approach typically uses a discounted cash flow analysis of the portfolio company.

Investments in debt securities that do not have sufficient coverage through the enterprise value analysis are valued based on an expected probability of default and discount recovery analysis.

Investments in debt securities with sufficient coverage through the enterprise value analysis are generally valued using a discounted cash flow analysis of the underlying security. Projected cash flows in the discounted cash flow typically represent the relevant security’s contractual interest, fees and principal payments plus the assumption of full principal recovery at the investment’s expected maturity date. The discount rate to be used is determined using an average of two market-based methodologies.

The following table summarizes the quantitative information related to the significant unobservable inputs for Level III instruments which are carried at fair value as of September 30, 2013:

	Fair Value as of September 30, 2013			Range
		Valuation Techniques	Unobservable Inputs	Low	High	Weighted Average
Investments in Debt Securities	$15,946	Discounted Cash Flow	Discount Rate	5.23%	6.96%	5.79%

Total Debt	$15,946

Total Level III Investments	$15,946

The significant unobservable inputs used in the fair value measurement of the Company’s investments in debt securities are discount rates. Significant increases in discount rates would result in a significantly lower fair value measurement.

The fair value of other financial assets and liabilities approximates their carrying value based on the short term nature of these items.

5. RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

On July 10, 2013, the Company’s Board of Directors, including a majority of the directors who are not interested persons as defined in the Investment Company Act, approved an investment advisory and management agreement (the “Investment Advisory Agreement”) between the Company and the Investment Adviser in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, Section 15(c) of the Investment Company Act. Subject to the overall supervision of the Board of Directors, the Investment Adviser provides investment advisory services to the Company. For providing these services, the Investment Adviser receives a management fee from the Company.

The management fee will be calculated and payable quarterly in arrears at an annual rate of 0.25% of the average value of the gross assets of the Company at the end of the two most recently completed fiscal quarters, excluding any cash and cash equivalents and including assets acquired with leverage from use of the Revolving Credit Facility (see Note 6, Borrowings). For purposes of this calculation, cash and cash equivalents include any temporary investments in cash-equivalents, U.S. government securities and other high quality investment grade debt investments that mature in 12 months or less from the date of investment. The management fee for any partial quarter will be prorated. As such, management fees for the three month and nine month periods ended September 30, 2013 were calculated commencing after August 7, 2013, the date the Company first called capital from investors.

For the three month and nine month periods ended September 30, 2013, management fees were $3.

As of September 30, 2013, $3 was included in management fees payable in the accompanying Consolidated Statement of Assets and Liabilities. As of December 31, 2012, the Company had not completed the Initial Closing or commenced investment operations. No management fee was accrued or paid to the Investment Adviser prior to the commencement of investment activities.

On July 10, 2013, the Investment Adviser entered into a personnel agreement with The Carlyle Group Employee Co., L.L.C., an affiliate of the Investment Adviser, pursuant to which The Carlyle Group Employee Co., L.L.C. will provide the Investment Adviser with access to investment professionals.

As of September 30, 2013, the Investment Adviser, members of senior management, and certain employees, partners, and affiliates of the Investment Adviser committed $5,077 to the Company.

Administration Agreement

On July 10, 2013, the Company’s Board of Directors approved an administration agreement (the “Administration Agreement”) between the Company and the Administrator. Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements equal to an amount that reimburses the Administrator for its costs and expenses and the Company’s allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the compensation paid to or compensatory distributions received by the Company’s officers (including the Chief Compliance Officer and Chief Financial Officer) and respective staff who provide services to the Company, operations staff who provide services to the Company, and any internal audit staff, to the extent internal audit performs a role in the Sarbanes-Oxley internal control assessment. Reimbursement under the Administration Agreement will occur quarterly in arrears.

For the three month and nine month periods ended September 30, 2013, NFIC incurred $60 in fees under the Administrative Agreement, which are included in administrative service fees in the accompanying Consolidated Statement of Operations. As of September 30, 2013, $60 was unpaid and included in administrative service fees payable in the accompanying Consolidated Statement of Assets and Liabilities. As of December 31, 2012, the Company had not completed the Initial Closing or commenced investment operations. No administrative services were provided or charged to the Company until commencement of operations.

Sub-Administration Agreements

On July 10, 2013, the Administrator entered into sub-administration agreements with The Carlyle Group Employee Co., L.L.C. and CELF Advisors LLP. Pursuant to the agreements, The Carlyle Group Employee Co., L.L.C. and CELF Advisors LLP will provide the Administrator access to personnel.

On July 10, 2013, the Administrator entered into a sub-administration agreement with State Street Bank and Trust Company.

Placement Fees

On July 10, 2013, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee to TCG in addition to their capital commitments for TCG’s services.

For the three month and nine month periods ended September 30, 2013, TCG did not earn or receive any placement fees from the Company stockholders in connection with the issuance or sale of the Company’s common stock.

Board of Directors

NFIC’s Board of Directors currently consists of five members, three of whom are not “interested persons” of NFIC as defined in Section 2(a)(19) of the Investment Company Act (“Independent Directors”). On July 10, 2013, the Board of Directors also established an Audit Committee made up of its Independent Directors, and may establish additional committees in the future. For the three month and nine month periods ended September 30, 2013, NFIC incurred $65 in fees and expenses associated with its Independent Directors and Audit Committee. As of September 30, 2013, $65 was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statement of Assets and Liabilities. As of December 31, 2012, NFIC had incurred no fees associated with its Independent Directors or the Audit Committee. As of September 30, 2013, certain directors have committed $1,050 in capital commitments to the Company.

Organization and Offering Expenses and Other Expenses

The Company has incurred $662 of organization and offering expenses as of September 30, 2013, which has been included in Due to Investment Adviser in the accompanying Consolidated Statement of Assets and Liabilities as of September 30, 2013. Additionally, $2,123 of deferred financing costs and other expenses were incurred by the Company as of September 30, 2013, but paid for by the Investment Adviser. As of September 30, 2013, there was $2,785 due to the Investment Adviser included in the accompanying Consolidated Statement of Assets and Liabilities.

6. BORROWINGS

In accordance with the Investment Company Act, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. During the three month and nine month periods ended September 30, 2013, there were no secured borrowings. As of December 31, 2012 there were no secured borrowings outstanding.

Revolving Credit Facility

The Borrower Sub closed on September 12, 2013 on a senior secured revolving credit facility with various lenders (the “Revolving Credit Facility”). The Revolving Credit Facility will become available to the Company for borrowing once the Borrower Sub has at least $10,500 of minimum equity in its assets held. The Revolving Credit Facility provides for secured borrowings up to the lesser of $175,000 or the amount of capital commitments the Company has received with an accordion feature that can, subject to certain conditions, increase the aggregate maximum credit commitment up to an amount not to exceed $262,500, subject to restrictions imposed on borrowings under the Investment Company Act and adequate collateral to support such borrowings. The Revolving Credit Facility has a three-year revolving period (with two one-year extension options, subject to the Borrower Sub’s and the lenders’ consent) and a maturity date six years from the Effective Date (as defined in the Revolving Credit Facility) of the facility (extendable in connection with an extension of the revolving period). Base rate borrowings under the Revolving Credit Facility bear interest initially at the applicable commercial paper rate (if the lender is a conduit lender) or LIBOR plus 1.50% per year during the revolving period, with pre-determined future interest rate increases of 1.25%-2.25% over the three years following the end of the revolving period. The Borrower Sub is also required to pay a commitment fee of between 0.25% and 1.00% per year depending on the usage of the Revolving Credit Facility. Payments under the Revolving Credit Facility are made quarterly. The lenders have a first lien security interest on substantially all of the assets of the Borrower Sub.

As part of the Revolving Credit Facility, the Borrower Sub is subject to certain limitations as to how borrowed funds may be used and the types of loans that are eligible to be acquired by the Borrower Sub including, but not limited to, restrictions on sector concentrations, loan size, tenor and minimum investment ratings (or estimated ratings). The Revolving Credit Facility has certain requirements relating to interest coverage, collateral coverage and portfolio performance, including limitations on delinquencies and charge offs, certain violations of which could result in the immediate acceleration of the amounts due under the Revolving Credit Facility. The Revolving Credit Facility is also subject to a borrowing base based on an advance rate assigned to the assets held by the Borrower Sub. Under certain circumstances, NFIC could be obliged to repurchase loans from the Borrower Sub.

As of September 30, 2013, the Borrower Sub was in compliance with all covenants and other requirements of the Revolving Credit Facility.

As of September 30, 2013, due to the $10,500 minimum equity in assets held requirement at the Borrower Sub not being met, there was no credit available under the Revolving Credit Facility.

For the three month and nine month periods ended September 30, 2013, the Company incurred no interest expense and $11 of commitment fees on the unused portion of the Revolving Credit Facility.

The following table presents further information on the Revolving Credit Facility.

For the three month and nine month periods ended September 30, 2013
Facility unused commitment fee	$11
Amortization of deferred financing costs	19
Other fees	3

Total credit facility fees	$33

Cash paid for interest expense	$—

7. COMMITMENTS AND CONTINGENCIES

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of September 30, 2013 and Statement of Assets and Liabilities as of December 31, 2012 for any such exposure.

As of September 30, 2013, the Company had $80,077 in total capital commitments from stockholders, of which $45,875 was unfunded. Included in the commitments as of September 30, 2013 were $5,077 of capital commitments of the Investment Adviser, members of senior management, and certain employees, partners, and affiliates of the Investment Adviser. There were no capital commitments from stockholders as of December 31, 2012. As of September 30, 2013, certain directors committed $1,050 in capital commitments to the Company.

Upon the earlier of the fifth anniversary of the Initial Closing or the completion of a Qualified IPO by Carlyle GMS Finance, Inc., investors will be released from any further obligation to purchase additional shares of common stock, subject to certain exceptions contained in the subscription agreement.

8. NET ASSETS

In connection with its formation, the Company has the authority to issue 200,000,000 shares of common stock, $0.01 per share par value.

On November 8, 2012, the Company issued 100 common shares for $2 to the Investment Adviser. During the three month and nine month periods ended September 30, 2013, the Company issued 1,710,000 shares for $34,200.

The following table summarizes capital activity during the nine month period ended September 30, 2013:

	Common Stock		Capital In Excess Of Par Value	Offering Expenses	Accumulated Net Investment Income (Loss)	Net Realized Gain (Loss) On Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of period	100	$—	$2	$—	$—	$—	$—	$2
Common stock issued	1,710,000	17	34,183	—	—	—	—	34,200
Offering expenses	—	—	—	(45)	—	—	—	(45)
Net investment income (loss)	—		—	—	(1,016)	—	—	(1,016)
Net realized gain (loss) on investments—non-controlled/non-affiliated*	—	—	—	—	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	—	—	—	—	—	—	73	73

Balance, end of period	1,710,100	$17	$34,185	$(45)	$(1,016)	$—	$73	$33,214

*	Amount was less than one.

The following table summarizes total shares issued and proceeds received related to capital drawdowns delivered pursuant to subscriptions for the Company’s common stock during the nine month period ended September 30, 2013:

	Shares Issued	Proceeds Received
August 21, 2013	900,000	$18,000
September 3, 2013	750,000	15,000
September 24, 2013	60,000	1,200

Total	1,710,000	$34,200

Subscribed but unissued shares are presented in equity with a deduction of subscriptions receivable until cash is received for a subscription. There were no subscribed but unissued shares as of September 30, 2013 and December 31, 2012.

As of September 30, 2013, two stockholders represented 93.7% of total net assets.

The Company computes earnings per common share in accordance with ASC 260, Earnings Per Share. Basic earnings per common share are calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of common shares outstanding for the periods.

Basic and diluted earnings per common share are as follows:

	For the three month period ended September 30, 2013	For the nine month period ended September 30, 2013
Net increase (decrease) in net assets resulting from operations	$(943)	$(943)
Weighted-average common shares outstanding	634,013	213,726

Basic and diluted earnings per common share	$(1.49)	$(4.41)

9. CONSOLIDATED FINANCIAL HIGHLIGHTS

The following is a schedule of consolidated financial highlights for the nine month period ended September 30, 2013:

For the nine month period ended September 30, 2013
Per Share Data(1):
Net asset value per share, beginning of period	$20.00
Net investment income (loss)	(0.59)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	0.04

Net increase (decrease) in net assets resulting from operations	(0.55)

Offering costs	(0.03)

Net asset value per share, end of period	$19.42

Number of shares outstanding, end of period	1,710,100
Total return(2)	(2.90)%
Net assets, end of period	$33,214

Ratio to average net assets(3)(4):
Operating expenses	19.85%
Net investment income (loss)	(18.12)%
Credit facility expenses	0.59%

Ratios/Supplemental Data:
Portfolio turnover	0.22%
Total committed capital as of September 30, 2013	$80,077
Ratio of total contributed capital to total committed capital as of September 30, 2013	42.71%
Weighted-average shares outstanding	213,726

(1)	Net investment income (loss) per share is calculated as net investment income (loss) for the period divided by the number of shares at the end of the period.
(2)	Total return based on net asset value equals the change in net asset value during the period plus the declared dividends for the nine month period ended September 30, 2013, divided by the beginning net asset value for the period. Total return based on net asset value is not annualized. Total return does not reflect taxes paid on distributions or placement fees paid on capital drawdowns, if any. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.
(3)	Periods less than one year have not been annualized.
(4)	The Company commenced operations on August 6, 2013; therefore, the current period’s ratios to average net assets may have been different had there been a full year of operations.

10. LITIGATION

The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of September 30, 2013 and December 31, 2012, the Company was not subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company.

In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.

11. TAX

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of September 30, 2013 and December 31, 2012.

In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of September 30, 2013 and December 31, 2012, the Company has yet to file any tax returns and therefore is not yet subject to examination.

12. SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.

On October 17, 2013, October 24, 2013 and November 5, 2013, the Company borrowed $500, $500 and $3,500, respectively, from the Revolving Credit Facility to fund investment acquisitions.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

(amounts in thousands, except shares and per share data)

FORWARD-LOOKING STATEMENTS

The information contained in this section should be read in conjunction with the financial data and financial statements and notes thereto appearing elsewhere in this quarterly report. In addition, some of the statements in this report (including in the following discussion) constitute forward-looking statements, which relate to future events or the future performance or financial condition of NF Investment Corp. (the “Company,” “NFIC,” “we,” “us,” or “our”). The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

•	our, or our portfolio companies’, future business, operations, operating results or prospects;

•	the return or impact of current and future investments;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	the impact of fluctuations in interest rates on our business;

•	the impact of changes in laws or regulations (including the interpretation thereof) governing our operations or the operations of our portfolio companies;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	our ability to recover unrealized losses;

•	market conditions and our ability to access alternative debt markets and additional debt and equity capital;

•	our contractual arrangements and relationships with third parties;

•	the general economy and its impact on the industries in which we invest;

•	the financial condition of and ability of our current and prospective portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	our ability to successfully integrate any acquisitions;

•	the adequacy of our cash resources and working capital;

•	the timing, form and amount of any dividend distributions;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments; and

•	our intent to be treated as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended.

We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in our amended Registration Statement on Form 10 filed on July 22, 2013.

We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

OVERVIEW

NF Investment Corp. (“NFIC” or the “Company”) is a Maryland corporation formed on November 1, 2012, and structured as an externally managed, non-diversified closed-end investment company. On August 5, 2013, NFIC filed its election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). NFIC intends to be treated, and intends to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended, (the “Code”) commencing with its taxable year ending December 31, 2013.

NFIC’s investment objective is to generate current income and capital appreciation primarily through debt investments in U.S. middle market companies with approximately $10 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”). NFIC will seek to achieve our investment objective by investing primarily in first lien senior secured and unitranche loans to private U.S. middle market companies that are, in many cases, controlled by private equity investment firms (“Middle Market Senior Loans”).

NFIC was initially funded on November 8, 2012, with the purchase of 100 shares at a net asset value (“NAV”) of $20.00 per share by Carlyle GMS Investment Management L.L.C. (the “Investment Adviser”). On August 6, 2013, NFIC completed its initial closing of capital commitments (the “Initial Closing”) and subsequently commenced substantial investment operations. As of December 31, 2012 and for the period of January 1, 2013 through August 5, 2013, NFIC had not commenced operations and was a development stage company as defined by Accounting Standards Codification (“ASC”) 915, Development Stage Entity. During this time, NFIC focused substantially all of its efforts on establishing its business.

NFIC is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. NFIC will remain an emerging growth company for up to five years following an initial public offering, although if the market value of the common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, NFIC would cease to be an emerging growth company as of the following December 31.

NFIC SPV LLC (the “Borrower Sub”) is a Delaware limited liability company that was formed on June 18, 2013. The Borrower Sub will invest in first lien senior secured loans. The Borrower Sub is a wholly-owned subsidiary of the Company and is consolidated in our consolidated financial statements included in Part I, Item 1 of this Form 10-Q commencing from the date of its formation, June 18, 2013.

NFIC is externally managed by our Investment Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended. Carlyle GMS Finance Administration L.L.C. (the “Administrator”) provides the administrative services necessary for us to operate. Both the Investment Adviser and the Administrator are wholly-owned subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of The Carlyle Group L.P. (“Carlyle”), a global alternative asset manager publicly traded on NASDAQ Global Select Market under the symbol “CG”. Refer to the sec.gov website for further information on The Carlyle Group L.P.

After the earlier of the fifth anniversary of the Initial Closing or the completion of an initial public offering by Carlyle GMS Finance, Inc. (another business development company managed by the Investment Adviser) that results in an unaffiliated public float of at least 15% of its aggregate capital commitments (a “Qualified IPO”), the Board of Directors (subject to any necessary stockholder approvals and applicable requirements of the 1940 Act) will use its best efforts to wind down and/or liquidate and dissolve the Company. These efforts may include cash tender offers from time to time as proceeds become available. Refer to sec.gov website for further information on Carlyle GMS Finance, Inc.

As a BDC, NFIC is required to comply with certain regulatory requirements. As part of these requirements, the Company must not acquire any assets other than “qualifying assets” specified in the Investment Company Act unless, at the time the acquisition is made, at least 70% of its total assets are qualifying assets (with certain limited exceptions).

NFIC intends to be treated, and intends to comply with the requirements to qualify annually, as a RIC under the Code, and operates in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, NFIC must, among other things, meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders generally at least 90% of its investment company taxable income, as defined by the Code, for each year. Pursuant to this election, NFIC generally will not have to pay corporate level taxes on any income that it distributes to stockholders, provided that NFIC satisfies those requirements.

PORTFOLIO AND INVESTMENT ACTIVITY

The fair value of our investments was approximately $15,946 in 4 portfolio companies as of September 30, 2013. The Company had no investments as of December 31, 2012.

The Company’s investment activity for the three month period ended September 30, 2013, is presented below (information presented herein is at amortized cost unless otherwise indicated).

For the three month period ended September 30, 2013
Investments—non-controlled/non-affiliated:
New investments	$15,879
Net accretion of discount on securities	2
Investments sold or repaid	(8)

Total Investments—non-controlled/non-affiliated as of September 30, 2013	$15,873

Principal amount of investments purchased:
First Lien Debt	$16,055

Total	$16,055

Principal amount of investments sold or repaid:
First Lien Debt	8

Total	8

Number of new investments	4
Average new investment amount	3,968
Percentage of new investments at floating rates	100%

As of September 30, 2013, investments—non-controlled/non-affiliated consisted of the following:

	Amortized Cost	Fair Value
First Lien Debt	$15,873	$15,946

Total	$15,873	$15,946

The weighted average yields(1), based on the amortized cost and fair value of our portfolio as of September 30, 2013, are as follows:

	Amortized Cost	Fair Value
First Lien Debt	5.58%	5.56%

Total	5.58%	5.56%

(1)	Yields do not include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2013.

RESULTS OF OPERATIONS

For the three month and nine month periods ended September 30, 2013

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation.

Net investment income (loss) for the three month and nine month periods ended September 30, 2013 was as follows:

For the three month and nine month periods ended September 30, 2013
Total investment income from non-controlled/non-affiliated investments	$97
Total expenses	(1,113)

Net investment income (loss)	$(1,016)

Investment Income

For the three month and nine month periods ended September 30, 2013
Interest income from non-controlled/non-affiliated investments	$97

Total investment income	$97

The interest income for the three month and nine month periods ended September 30, 2013 is driven by our deployment of capital and increasing invested balance. As of September 30, 2013, the size of our portfolio was $15,873 at amortized cost, with total par outstanding of $16,047. As of September 30, 2013, our portfolio had a weighted average yield of 5.58% on amortized cost.

Expenses

For the three month and nine month periods ended September 30, 2013
Management fees	$3
Organization expenses	617
Professional fees	303
Administrative service fees	60
Credit facility fees	33
Directors’ fees and expenses	65
Transfer agency fees	6
Other general and administrative	26

Total expenses	$1,113

Credit facility fees for the three month and nine month periods ended September 30, 2013 were comprised of the following:

For the three month and nine month periods ended September 30, 2013
Facility unused commitment fee	$11
Amortization of deferred financing costs	19
Other fees	3

Total credit facility fees	$33

Cash paid for interest expense	$—

For the three month and nine month periods ended September 30, 2013, there were no drawdowns relating to the Revolving Credit Facility.

The management fees for the three month and nine month periods ended September 30, 2013 were driven by our deployment of capital and increasing invested balance. See Note 5 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information on the management fees.

Organization expenses include expenses incurred in the initial formation of the Company. Professional fees include legal, rating agencies, audit, tax, valuation, technology and other professional fees incurred related to the management of the Company. Administrative services fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers and their respective staff. Other general and administrative expenses include insurance, filing, research, subscriptions and other costs.

During the three month and nine month periods ended September 30, 2013, the Company had a change in unrealized appreciation on 3 portfolio companies totaling approximately $79, which was offset by a change in unrealized depreciation on 1 portfolio company totaling approximately $6.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation/(Depreciation) on Investments
For the three month and nine month periods ended September 30, 2013
Net realized gain (loss) on investments—non-controlled/non-affiliated*	$—
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	73

Net realized gain (loss) and net change in unrealized appreciation/(depreciation) on investments	$73

*	Amount was less than one.

Net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three month and nine month periods ended September 30, 2013, is as follows:

Type	Net realized gain (loss)*	Net change in unrealized appreciation (depreciation)
First Lien Debt	$—	$73

Total	$—	$73

*	Amount was less than one.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company will generate cash from the net proceeds of offerings of our common stock and through cash flows from operations, including investment sales and repayments as well as income earned on investments and cash equivalents. We may also fund a portion of our investments through borrowings under the Borrower Sub’s Revolving Credit Facility (as defined below). The Revolving Credit Facility provides for secured borrowings up to the lesser of $175,000 or the amount of capital commitments the Company has received with an accordion feature that can, subject to certain conditions, increase the aggregate maximum credit commitment up to an amount not to exceed $262,500, subject to restrictions imposed on borrowings under the Investment Company Act and adequate collateral to support such borrowings. The Revolving Credit Facility has a three-year revolving period (with two one-year extension options, subject to the Borrower Sub’s and the lenders’ consent) and a maturity date six years from the Effective Date of the facility (extendable in connection with an extension of the revolving period). Base rate borrowings under the Revolving Credit Facility bear interest initially at the applicable commercial paper rate (if the lender is a conduit lender) or LIBOR plus 1.50% per year during the revolving period, with pre-determined future interest rate increases of 1.25%-2.25% over the three years following the end of the revolving period. The Borrower Sub is also required to pay a commitment fee of between 0.25% and 1.00% per year depending on the usage of the Revolving Credit Facility. Payments under the Revolving Credit Facility are made quarterly. The lenders have a first lien security interest on substantially all of the assets of the Borrower Sub.

The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our stockholders, and for other general corporate purposes.

As of September 30, 2013, the Company had $18,353 in cash and no indebtedness outstanding. As of September 30, 2013, due to the $10,500 minimum equity in assets held requirement at the Borrower Sub not being met, there was no credit available under the Revolving Credit Facility. As of December 31, 2012, the Company had $2 of cash and had not completed the Initial Closing, commenced operations or incurred any liabilities for outstanding borrowings.

Equity Activity

There were $80,075 of commitments made to the Company during the three month and nine month periods ended September 30, 2013. Total commitments of the Company are $80,077 as of September 30, 2013. The Company had no commitments as of December 31, 2012, except for the initial funding by the Investment Adviser of $2.

As of September 30, 2013, $45,875 of total commitments was unfunded. As of September 30, 2013, $5,077 of total commitments were made by the Investment Adviser, members of senior management, and certain employees, partners, and affiliates of the Investment Adviser. As of September 30, 2013, certain directors have committed $1,050 in capital commitments to the Company.

Shares issued as of September 30, 2013 and December 31, 2012, were 1,710,100 and 100, respectively.

The following table summarizes activity in the number of shares of our common stock outstanding during the nine month period ended September 30, 2013:

Common stock shares in issue
Shares in issue, beginning of period	100
Common stock issued	1,710,000

Shares in issue, end of period	1,710,100

Upon the earlier of the fifth anniversary of the Initial Closing or the completion of a Qualified IPO by Carlyle GMS Finance, Inc., investors will be released from any further obligation to purchase additional shares of common stock, subject to certain exceptions contained in the subscription agreement.

Contractual Obligations

The Borrower Sub closed on September 12, 2013 on a senior secured revolving credit facility with various lenders (the “Revolving Credit Facility”). The Revolving Credit Facility will become available to the Company for borrowing once the Borrower Sub has at least $10,500 of minimum equity in its assets held. The Revolving Credit Facility provides for secured borrowings up to the lesser of $175,000 or the amount of capital commitments the Company has received with an accordion feature that can, subject to certain conditions, increase the aggregate maximum credit commitment up to an amount not to exceed $262,500, subject to restrictions imposed on borrowings under the Investment Company Act and adequate collateral to support such borrowings. The Revolving Credit Facility has a three-year revolving period (with two one-year extension options, subject to the Borrower Sub’s and the lenders’ consent) and a maturity date six years from the Effective Date (as defined in the Revolving Credit Facility) of the facility (extendable in connection with an extension of the revolving period). Base rate borrowings under the Revolving Credit Facility bear interest initially at the applicable commercial paper rate (if the lender is a conduit lender) or LIBOR plus 1.50% per year during the revolving period, with pre-determined future interest rate increases of 1.25%-2.25% over the three years following the end of the revolving period. The Borrower Sub is also required to pay a commitment fee of between 0.25% and 1.00% per year depending on the usage of the Revolving Credit Facility. Payments under the Revolving Credit Facility are made quarterly. The lenders have a first lien security interest on substantially all of the assets of the Borrower Sub.

As part of the Revolving Credit Facility, the Borrower Sub is subject to certain limitations as to how borrowed funds may be used and the types of loans eligible to be acquired by the Borrower Sub including, but not limited to, restrictions on sector concentrations, loan size, tenor and minimum investment ratings (or estimated ratings). The Revolving Credit Facility has certain requirements relating to interest coverage, collateral coverage and portfolio performance, including limitations on delinquencies and charge offs, certain violations of which could result in the immediate acceleration of the amounts due under the Revolving Credit Facility. The Revolving Credit Facility is also subject to a borrowing base based on an advance rate assigned to the assets held by the Borrower Sub. Under certain circumstances, NFIC could be obliged to repurchase loans from the Borrower Sub.

For the three month and nine month periods ended September 30, 2013, we incurred no interest expense and $11 of commitment fees on the unused portion of the Revolving Credit Facility.

During the three and nine month periods ended September 30, 2013 and as of September 30, 2013, there were no secured borrowings outstanding. As of December 31, 2012, there were no secured borrowings outstanding.

OFF BALANCE SHEET ARRANGEMENTS

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of September 30, 2013 and December 31, 2012 included in Part I, Item 1 of this Form 10-Q, for any such exposure.

We may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. As of September 30, 2013 and December 31, 2012, the Company had no such future funding commitments.

DIVIDENDS AND DISTRIBUTIONS TO COMMON STOCKHOLDERS

Dividends and distributions, if any, are paid in cash to common stockholders. As of September 30, 2013 and December 31, 2012, no dividends or distributions had been declared or paid by the Company.

MONITORING

We view active portfolio monitoring as a vital part of our investment process. We consider regular dialogue with portfolio company management and sponsors as well as detailed, internally generated monitoring reports to be critical to our performance.

As part of the monitoring process, the Investment Adviser has developed risk policies pursuant to which it will regularly assess the risk profile of each of our investments. We will rate each of our investments in Middle Market Senior Loans based on the below categories, which we refer to as “Internal Risk Ratings”.

Internal Risk Ratings and Definitions

1.	Performing—Low Risk: Borrower is operating more than 10% ahead of the base case.

2.	Performing—Stable Risk: Borrower is operating within 10% of the base case (above or below). This is the initial rating assigned to all new borrowers.

3.	Performing—Management Notice: Borrower is operating more than 10% below the base case. A financial covenant default may have occurred, but there is a low risk of payment default.

4.	Watch List: Borrower is operating more than 20% below the base case and there is a high risk of covenant default, or it may have already occurred. Payments are current although subject to greater uncertainty, and there is moderate to high risk of payment default.

5.	Watch List—Possible Loss: Borrower is operating more than 30% below the base case. At the current level of operations and financial condition, the borrower does not have the ability to service and ultimately repay or refinance all outstanding debt on current terms. Payment default is very likely or may have occurred. Loss of principal is possible.

6.	Watch List—Probable Loss: Borrower is operating more than 40% below the base case, and at the current level of operations and financial condition, the borrower does not have the ability to service and ultimately repay or refinance all outstanding debt on current terms. Payment default is very likely or may have already occurred. Additionally, the prospects for improvement in the borrower’s situation are sufficiently negative that impairment of some or all principal is probable.

The Investment Adviser will monitor and, when appropriate, change the investment ratings assigned to each investment in our portfolio. In connection with our quarterly valuation process, the Investment Adviser will review our investment ratings.

As of September 30, 2013, we currently have no investments rated below an Internal Risk Rating of 3.

SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements as of September 30, 2013 and the Statement of Assets and Liabilities as of December 31, 2012 included in Part I, Item 1 of this Form 10-Q, for the Company are prepared on the accrual basis of accounting in accordance with US GAAP. The consolidated financial statements as of September 30, 2013 included in Part I, Item 1 of this Form 10-Q include the accounts of NFIC and its wholly-owned subsidiary, the Borrower Sub. All significant intercompany balances and transactions have been eliminated. Management has determined that NFIC and the Borrower Sub are both investment companies for the purposes of financial reporting and NFIC will consolidate the Borrower Sub. The Borrower Sub was formed on June 18, 2013, therefore it had no assets or liabilities to consolidate as of December 31, 2012. US GAAP for an investment company requires investments to be recorded at estimated fair value. The carrying value for all other assets and liabilities approximates their fair value.

Interim financial statements are prepared in accordance with US GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with US GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim period presented have been included. The Company commenced operations on August 6, 2013 and, therefore, the current period’s results of operations are not indicative of the results that ultimately may be achieved for the fiscal year ending December 31, 2013.

Use of Estimates

The preparation of consolidated financial statements as of September 30, 2013 and the Statement of Assets and Liabilities as of December 31, 2012 included in Part I, Item 1 of this Form 10-Q in conformity with US GAAP requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. It also requires management to exercise judgment in the process of applying the Company’s accounting policies. Assumptions and estimates regarding the valuation of investments and their resulting impact on management fees involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the consolidated financial statements as of September 30, 2013 and the Company’s Statement of Assets and Liabilities as of December 31, 2012 included in Part I, Item 1 of this Form 10-Q. Actual results could differ from these estimates and such differences could be material.

Investments

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation as presented in the Consolidated Statement of Operations included in Part I, Item 1 of this Form 10-Q reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Cash

Cash consists of demand deposits. The Company’s cash is held with a large financial institution and cash held in such financial institutions may, at times, exceed the Federal Deposit Insurance Corporation insured limit.

Revenue Recognition

Interest from Investments and Realized Gain/Loss on Investments

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on securities purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of investments represents the original cost, including loan origination fees, adjusted for the accretion of discounts and amortization of premiums, if any. At time of exit, the realized gain or loss on an investment is the difference between the amortized cost at time of exit and the cash received at exit using the specific identification method.

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of and for the three month and nine month periods ended September 30, 2013, no loans in the portfolio contained PIK provisions.

Other Income

Other income may include income such as consent, waiver and amendment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive a fee for guaranteeing the outstanding debt of a portfolio company. Such fee will be amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the Consolidated Statement of Assets and Liabilities included in Part I, Item 1 of this Form 10-Q. For the three month and nine month periods ended September 30, 2013, there was no other income.

Non-Accrual Income

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2013, no loans in the portfolio were on non-accrual status.

Revolving Credit Facility, Related Costs, Expenses and Deferred Financing Costs (See Note 6, Borrowings in Part I, Item 1 of this Form 10-Q)

Interest expense and commitment fees on the Revolving Credit Facility are recorded on an accrual basis. Commitment fees are included in credit facility fees in the Consolidated Statement of Operations included in Part I, Item 1 of this Form 10-Q. No interest expense has been incurred by the Company for the three month and nine month periods ended September 30, 2013.

Deferred financing costs consist of capitalized expenses related to the origination of the Revolving Credit Facility. Amortization of deferred financing costs is computed on the straight-line basis over the term of the Revolving Credit Facility agreement, which closely approximates the effective interest method. The amortization of such costs is included in credit facility fees in the Consolidated Statement of Operations included in Part I, Item 1 of this Form 10-Q.

Organization and Offering Costs

The Company will reimburse the Investment Adviser for initial organization and offering costs incurred on behalf of NFIC up to $750. As of September 30, 2013, $662 of organization and offering costs had been incurred and are reimbursable to the Investment Adviser. The $662 of incurred organization and offering costs are allocated to all stockholders based on their respective capital commitment and are re-allocated amongst all stockholders at the time of each capital drawdown subsequent to the Initial Closing. The Company’s organization costs incurred are expensed and the offering costs are charged against equity when incurred.

Income Taxes

NFIC intends to elect for federal income tax purposes to be treated as a RIC under the Code, and intends to make the required distributions to its stockholders as specified therein. In order to qualify as a RIC, NFIC must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then NFIC is generally required to pay income taxes only on the portion of its taxable income and gains it does not distribute.

The minimum distribution requirements applicable to RICs require NFIC to distribute to its stockholders at least 90% of its investment company taxable income (“ICTI”), as defined by the Code, each year. Depending on the level of ICTI earned in a tax year, NFIC may choose to carry forward ICTI in excess of current year distributions into the next tax year. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.

In addition, based on the excise distribution requirements, NFIC will be subject to a 4% nondeductible federal excise tax on undistributed income unless NFIC distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by NFIC that is subject to corporate income tax will be considered to have been distributed. NFIC intends to make sufficient distributions each taxable year to satisfy the excise distribution requirements.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense.

The Borrower Sub is a disregarded entity for tax purposes and will be consolidated with the return of NFIC.

Capital Calls and Dividends and Distributions to Common Stockholders

The Company records the shares issued in connection with capital calls as of the effective date, or due date, of the capital call, which is the date shares are issued. To the extent that the Company has income available, the Company intends to make quarterly distributions to its common stockholders. Dividends and distributions to common stockholders will be recorded on the record/ex-dividend date and paid in cash. The amount to be distributed will be determined by the Board of Directors each quarter and will generally be based upon the earnings estimated by management and available cash. Net realized capital gains, if any, will generally be distributed at least annually, although the Company may decide to retain such capital gains for investment.

As of September 30, 2013 and December 31, 2012, no dividends or distributions had been declared or paid by the Company. As stated above, the amount of any future distributions will be determined by the Board of Directors each quarter and will generally be based upon the earnings estimated by management and available cash. While any determination will be subject to the facts and circumstances applicable at the time and the full discretion of our Board of Directors, we currently expect to declare our first dividend during the first quarter of 2014.

Functional Currency

The functional currency of the Company is the U.S. Dollar.

Recent Accounting Standards Updates

On June 7, 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-08, Financial Services—Investment Companies (“Topic 946”): Amendments to the Scope, Measurement and Disclosure Requirements. The final standard updates the criteria used in defining an investment company under US GAAP and also sets forth certain measurement and disclosure requirements. This ASU is effective for fiscal periods (including interim periods) beginning after December 15, 2013. The impact of this update is not expected to be material to the consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in the valuations of our investment portfolio and interest rates.

Valuation Risk

Our investments may not have a readily available market price, and we will value these investments at fair value as determined in good faith by our Board of Directors in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is possible that the difference could be material.

Interest Rate Risk

During the three month and nine month periods ended September 30, 2013, certain of the investments held in the Company’s portfolio had floating interest rates. Interest rates on the investments held within the Company’s portfolio of investments are typically based on floating LIBOR, with many of these investments also having a LIBOR floor. Additionally, the Company’s Revolving Credit Facility is also subject to floating interest rates and is currently paid based on floating LIBOR rates.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.

The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from the Company’s settled portfolio of investments held as of September 30, 2013. These hypothetical calculations are based on a model of the settled investments in our portfolio, held as of September 30, 2013, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. We intend to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.

The Company regularly measures exposure to interest rate risk. The Company assesses interest rate risk and manages interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our September 30, 2013 consolidated balance sheet, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled investments (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest Income
Up 300 basis points	$361
Up 200 basis points	$200
Up 100 basis points	$40
Down 100 basis points	$—
Down 200 basis points	$—
Down 300 basis points	$—

Item 4. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President (Principal Executive Officer) and our Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, our President and our Chief Financial Officer and Treasurer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended.

There have been no changes in our internal control over financial reporting periods during the three month period ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company may become party to certain lawsuits in the ordinary course of business. The Company is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company.

Certain litigation involving The Carlyle Group L.P., the parent company of our Investment Adviser, is disclosed in our amended Registration Statement on Form 10 filed with the SEC on July 22, 2013. Refer to sec.gov website for further information on The Carlyle Group L.P.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to the Risk Factors previously disclosed in our amended Registration Statement on Form 10 filed with the SEC on July 22, 2013. For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our amended Registration Statement on Form 10 filed with the SEC on July 22, 2013, which is accessible on the SEC’s website at sec.gov. Refer to the sec.gov website for further information on The Carlyle Group L.P.

Valuation Risk

Management of the Company seeks investment opportunities that offer the possibility of attaining substantial capital appreciation. Certain events particular to each industry in which the Company’s investments conduct their operations, as well as general economic and political conditions, may have a significant negative impact on the investee’s operations and profitability. In addition, the Company is subject to changing regulatory and tax environments. Such events are beyond the Company’s control, and the likelihood that they may occur and the effect on the Company cannot be predicted. Furthermore, most of the Company’s investments are made in private companies whose shares do not trade on established exchanges. While it is expected that these companies may pursue initial public offerings, trade sales, or other liquidation events, there are generally no public markets for these securities at the current time. The Company’s ability to liquidate its private company investments and realize value is subject to significant limitations and uncertainties, including currency fluctuations.

The Company’s ability to liquidate its publicly traded investments may be subject to limitations, including discounts that may be required to be taken on quoted prices due to the number of shares being sold.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as previously reported by the Company on Form 8-K, we did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1	Loan and Servicing Agreement, dated as of September 12, 2013*

31.1	Certification of President (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of President (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NF INVESTMENT CORP.

Dated: November 8, 2013	By	/s/ Kenneth J. Kencel
Kenneth J. Kencel President

Dated: November 8, 2013	By	/s/ Karen Vejseli
Karen Vejseli Chief Financial Officer