Form 10-K
period 2013-12-31
NF Investment Corp.
filed 2014-03-14
CIK 1561528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 14, 2014
Common stock, $0.01 par value	2,265,375

Documents Incorporated by Reference: Portions of the registrant’s Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

NF INVESTMENT CORP.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

We have included or incorporated by reference in this Form 10-K, and from time to time our management may make, “forward-looking statements”. These forward-looking statements are not historical facts, but instead relate to future events or the future performance or financial condition of NF Investment Corp. (“we,” “us,” “our,” “NFIC,” or the “Company”). These statements are based on current expectations, estimates and projections about us, our current or prospective portfolio investments, our industry, our beliefs, and our assumptions. The forward-looking statements contained in this Form 10-K and the documents incorporated by reference herein involve a number of risks and uncertainties, including statements concerning:

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in Part I, Item 1A of and elsewhere in this Form 10-K.

We have based the forward-looking statements included in this Form 10-K on information available to us on the date of this Form 10-K, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the Securities and Exchange Commission (the “SEC”), including our registration statement on Form 10, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

PART I

In this annual report, except where the context suggests otherwise:

•	the terms “CGMSIM,” “Adviser” and “Investment Adviser” refer to Carlyle GMS Investment Management L.L.C., our investment adviser;

•	the terms “CGMSFA” and “Administrator” refer to Carlyle GMS Finance Administration L.L.C., our administrator;

•	the term “Carlyle” refers to The Carlyle Group L.P., a global alternative asset manager publicly traded on NASDAQ Global Select Market under the symbol “CG”. Refer to the sec.gov website for further information on Carlyle; and

•	references to “this Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 1. Business

NFIC, together with Carlyle GMS Finance, Inc. (“GMS Finance”), form the exclusive ongoing Carlyle platform focused on U.S. middle market debt investments, and is managed by an experienced management team with extensive middle market lending experience. NFIC’s investment objective is to generate current income and capital appreciation primarily through debt investments in U.S. middle market companies with approximately $10 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”). NFIC seeks to achieve our investment objective by investing principally in first lien senior secured and unitranche loans to private U.S. middle market companies that are, in many cases, controlled by private equity investment firms (“Middle Market Senior Loans”).

The growth and development of our Company has been guided by several fundamental tenets:

•	Experienced Investment Team – The Company is managed by an experienced management team of 30 investment professionals with extensive middle market lending experience (the “CGMSIM Investment Team”). Our Adviser’s investment committee that is responsible for reviewing and approving our middle market loan investments (the “Investment Committee”) consists of 6 seasoned investment professionals from across the Global Market Strategies (“GMS”) segment of Carlyle.

•	Leverage the Carlyle Network – Carlyle, a leading global alternative asset manager, provides infrastructure, including back-office support, reporting assistance and accounting resources, and investment insight through proprietary deal flow, industry experience and sector knowledge. In addition, the Company benefits from the well branded, scalable origination and underwriting platform of GMS.

•	Attractive Origination Model – The CGMSIM Investment Team’s multi-channel origination model produces attractive investment opportunities through a variety of sources including over 250 private equity firms, debt capital providers and advisory firms with a middle market orientation. The CGMSIM Investment Team has cultivated very strong relationships with private equity sponsors and debt capital providers, with whom we work with closely in sourcing and executing transactions.

•	Diligent Investment Strategy – Our investment decisions are based on in-depth, fundamental underwriting and credit research grounded in a conservative credit orientation. This systematic, consistent approach is augmented by industry expertise and tenured underwriting professionals who both lead the CGMSIM Investment Team and serve on the Investment Committee.

The following highlights illustrate our accomplishments since the commencement of our operations:

•	Capital Commitments and Investments – As of March 14, 2014, we have raised a total of $190.1 million in total capital commitments in NFIC. Of that total, and inclusive of the use of leverage, we have deployed $60.0 million in 16 funded Middle Market Senior Loans through December 31, 2013.

•	Revolving Credit Facility – We have secured a $175 million senior secured revolving credit facility at favorable pricing and terms with various lenders (the “Revolving Credit Facility”).

•	Team Enhancements – Our Investment Adviser has added a seasoned investment professional to run our capital markets team, who will play an important role in helping ensure that NFIC is strongly anchored within the banking and sponsor community, enabling us to continue to invest wisely and create value for our investors.

•	Strong Management Alignment With Investors – Certain members of Carlyle’s senior management team, Carlyle employees and operating executives, and certain partners and affiliates of Carlyle committed to purchase an aggregate of $5.1 million of common stock in our initial closing of capital commitments (the “Initial Closing”).

NF Investment Corp.

NFIC is a Maryland corporation formed on November 1, 2012, and structured as an externally managed, non-diversified closed-end investment company. On August 5, 2013, NFIC filed its election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). NFIC intends to be treated, and intends to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended, (the “Code”) commencing with its taxable year ended December 31, 2013.

NFIC was initially funded on November 8, 2012, with the purchase of 100 shares at a net asset value (“NAV”) of $20.00 per share by our Investment Adviser. On August 6, 2013, NFIC completed its Initial Closing and subsequently commenced substantial investment operations. As of December 31, 2012 and for the period of January 1, 2013 through August 5, 2013, NFIC had not commenced operations.

NFIC is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). NFIC will remain an emerging growth company for up to five years following an initial public offering, although if the market value of the common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, NFIC would cease to be an emerging growth company as of the following December 31.

NFIC SPV LLC (the “Borrower Sub”) is a Delaware limited liability company that was formed on June 18, 2013. The Borrower Sub invests in first lien senior secured loans. The Borrower Sub is a wholly-owned subsidiary of the Company and is consolidated in our consolidated financial statements included in Part II, Item 8 of this Form 10-K commencing from the date of its formation, June 18, 2013.

NFIC is externally managed by our Investment Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our Administrator provides the administrative services necessary for us to operate. Both the Investment Adviser and the Administrator are wholly-owned subsidiaries of Carlyle Investment Management L.L.C. (“CIM”), a subsidiary of Carlyle.

GMS Finance is an externally managed, non-diversified closed-end investment company that has elected to be regulated as a BDC under the Investment Company Act and intends to be treated as a RIC under the Code. GMS Finance seeks to achieve its investment objective by investing primarily in Middle Market Senior Loans and has the same Adviser and Administrator as us. Refer to the sec.gov website for further information on Carlyle GMS Finance, Inc.

After the earlier of August 6, 2018 or the completion of an initial public offering by GMS Finance that results in an unaffiliated public float of at least 15% of its aggregate capital commitments (a “Qualified IPO”), the Board of Directors (subject to any necessary stockholder approvals and applicable requirements of the Investment Company Act) will use its best efforts to wind down and/or liquidate and dissolve the Company. These efforts may include cash tender offers from time to time as proceeds become available.

As a BDC, NFIC is required to comply with certain regulatory requirements. As part of these requirements, the Company must not acquire any assets other than “qualifying assets” specified in the Investment Company Act unless, at the time the acquisition is made, at least 70% of its total assets are qualifying assets (with certain limited exceptions).

NFIC intends to be treated, and intends to comply with the requirements to qualify annually, as a RIC under the Code, and operates in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, NFIC must, among other things, meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders generally at least 90% of its investment company taxable income, as defined by the Code, for each year. Pursuant to this election, NFIC generally does not have to pay corporate level taxes on any income that it distributes to stockholders, provided that NFIC satisfies those requirements.

About Our Adviser

Our investment activities are managed by our Investment Adviser. CGMSIM is responsible for sourcing potential investments, conducting research and due diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. For providing these services, the Investment Adviser receives a management fee from us pursuant to an investment advisory agreement (the “Investment Advisory Agreement”). For more information on the Investment Advisory Agreement, including the management fee, see Note 5 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

Our Investment Committee consists of Michael J. Petrick, Chairman of our Investment Committee, Managing Director of Carlyle, Head of GMS and Chairman of GMS Finance and NFIC, Kenneth J. Kencel, Managing Director of Carlyle and President and Director of GMS Finance and NFIC, George F. Kurteson, Consultant to CGMSIM, Christopher B. Cox, Principal of Carlyle, Linda Pace, Managing Director of Carlyle and Head of U.S. Structured Credit for GMS, and Prabu Davamanirajan, Managing Director of Carlyle and Chief Risk Officer of GMS.

Pursuant to a personnel agreement between the Investment Adviser and The Carlyle Group Employee Co., L.L.C. (“Carlyle Employee Co.”), an affiliate of the Investment Adviser, Carlyle Employee Co. provides the Investment Adviser with access to investment professionals that comprise the CGMSIM Investment Team. As of February 28, 2014, the CGMSIM Investment Team includes a team of 30 investment professionals designated from Carlyle’s GMS platform.

Our executive officers and directors, the employees of the Investment Adviser and members of the Investment Committee serve or may serve as investment advisors, officers, directors or principals of entities or investment funds that operate in the same or a related line of business as we do and/or investment funds, accounts and other similar arrangements advised by Carlyle and its affiliates. An affiliated investment vehicle currently formed, such as Churchill Cayman Ltd. (“Churchill Cayman”) and GMS Finance, or formed in the future and managed by the Investment Adviser or its affiliates may have overlapping investment objectives and strategies with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Investment Adviser and/or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. Accordingly, we may not be given the opportunity to participate in certain investments made by investment funds managed by advisors affiliated with the Investment Adviser. However, the Investment Adviser and its affiliates will endeavor to allocate investment opportunities in a fair and equitable manner and consistent with applicable allocation procedures. See “Risk Factors — Risks Related to Our Investments — We

operate in a highly competitive market for investment opportunities, and compete with investment vehicles sponsored or advised by our affiliates” and “Risks Related to Our Business and Structure — There are significant potential conflicts of interest, including the management of GMS Finance, other funds affiliated with Carlyle and of Churchill Cayman by our Investment Adviser’s key investment professionals, which could impact our investment returns.” in Part I, Item 1A of this Form 10-K for more information.

We may co-invest on a concurrent basis with our affiliates, such as GMS Finance, subject to compliance with applicable regulations and regulatory guidance, as well as applicable allocation procedures. On February 26, 2014, the SEC granted us and GMS Finance an exemptive relief (“Exemptive Relief”) to co-invest in suitable investments, subject to certain terms and conditions in the Exemptive Relief.

About Carlyle

Carlyle is one of the world’s largest and most diversified multi-product global alternative asset management firms. Carlyle and its affiliates advise an array of specialized investment funds and other investment vehicles that invest across a range of industries, geographies, asset classes and investment strategies. Since its founding in Washington, D.C. in 1987, Carlyle has grown to become a leading global alternative asset manager with approximately $189 billion in assets under management (“AUM”) across 118 funds and 106 fund of funds vehicles as of December 31, 2013. Carlyle has more than 1,500 employees, including more than 700 investment professionals in 34 offices across six continents, and serves over 1,650 active carry fund investors from 76 countries.

Carlyle’s GMS platform was established in 1999 with its first high yield fund. As of December 31, 2013, it advises a group of 61 active funds that pursue investment opportunities across various types of credit, equities and alternative instruments, and (with regards to certain macroeconomic strategies) currencies, commodities and interest rate products and their derivatives.

Primary areas of focus for Carlyle’s GMS teams include:

•	Structured Credit Funds. The structured credit funds invest primarily in performing senior secured bank loans through structured vehicles and other investment vehicles. In 2013, Carlyle closed four new collateralized loan obligations (“CLOs”) in the United States and raised its first two CLOs in Europe since the financial crisis with a total of $2.1 billion and $0.9 billion, respectively, of assets at December 31, 2013. As of December 31, 2013, the structured credit team advised 39 funds in the United States and Europe totaling, in the aggregate, approximately $15.8 billion in AUM.

•	Distressed and Corporate Opportunities. The distressed and corporate opportunities funds generally invest in liquid and illiquid securities and obligations, including secured debt, senior and subordinated unsecured debt, convertible debt obligations, preferred stock and public and private equity of financially distressed companies in defensive and asset-rich industries. In certain investments, these funds may seek to restructure pre-reorganization debt claims into controlling positions in the equity of reorganized companies. As of December 31, 2013, Carlyle’s distressed and corporate opportunities team advised three funds, totaling in the aggregate, approximately $1.4 billion in AUM.

•	Middle Market Lending. The middle market lending business is comprised of Carlyle’s BDCs (including us), Churchill Cayman and Carlyle’s corporate mezzanine funds, which invest in the first-lien, second-lien and mezzanine loans of middle-market companies, typically defined as companies with annual EBITDA ranging from $10 million to $100 million that lack access to the broadly syndicated loan and bond markets. As of December 31, 2013, Carlyle’s BDC investment team advised three funds totaling, in the aggregate, approximately $1.8 billion in AUM and Carlyle’s corporate mezzanine team advised two funds totaling, in the aggregate, approximately $0.6 million in AUM.

•	Energy Mezzanine Opportunities. The energy mezzanine opportunities team invests primarily in privately negotiated mezzanine debt investments in North American energy and power projects and companies. As of December 31, 2013, Carlyle’s energy mezzanine opportunities team advised one fund with approximately $1.8 billion in AUM.

•	Long/Short Credit. Claren Road Asset Management LLC (“Claren Road”) advises two long/short credit hedge funds focusing on the global high grade and high yield markets totaling, in the aggregate, approximately $8.0 billion in AUM as of December 31, 2013. Claren Road seeks to profit from market mispricing of long and/or short positions in corporate bonds and loans, and their derivatives, across investment grade, below investment grade (high yield) or distressed companies.

•	Emerging Market Equity and Macroeconomic Strategies. Emerging Sovereign Group LLC (“ESG”) advises seven emerging markets equities and macroeconomic hedge funds with approximately $5.2 billion in the aggregate of AUM as of December 31, 2013. ESG’s emerging markets equities funds invest in publicly-traded equities across a range of developing countries. ESG’s macroeconomic funds pursue investment strategies in developed and developing countries, and opportunities resulting from changes in the global economic environment.

•	Commodities. Vermillion Asset Management, a New York-based commodities investment manager (“Vermillion”) advises four funds totaling, in the aggregate, approximately $0.9 billion of AUM as of December 31, 2013. Vermillion’s investment strategies include relative value, enhanced index and long-biased physical commodities. Vermillion seeks to produce positive, uncorrelated returns, through a liquid, relative-value, low volatility approach to trading both physical commodities and their derivatives.

On November 18, 2011, Carlyle acquired Churchill Financial LLC (“Churchill Financial”), a CLO asset manager focused on senior loans to middle-market companies, and its primary asset, the collateral management contract of Churchill Cayman. Currently, certain of our executive officers, as well as the other principals made available to our Investment Adviser, manage Churchill Cayman. Accordingly, they may have obligations to investors in Churchill Cayman until the end of Churchill Cayman’s reinvestment period on July 10, 2014.

About Our Administrator

CGMSFA, a Delaware limited liability company, serves as our Administrator. Pursuant to an administration agreement between us and the Administrator (the “Administration Agreement”), the Administrator provides services to us and we reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the compensation of certain of our officers and staff. In addition, the Administrator has entered into a sub-administration agreement with Carlyle Employee Co. (the “Carlyle Employee Co. Sub-Administration Agreement”) and a sub-administration agreement with CELF Advisors LLP (“CELF” and such agreement, the “CELF Sub-Administration Agreement”), which provide the Administrator with access to personnel. The Administrator has also entered into a sub-administration agreement with State Street Bank and Trust Company (“State Street” and such agreement, the “State Street Sub-Administration Agreement”), which serves as our custodian, transfer agent, distribution paying agent and registrar.

Competition

Our primary competitors in providing financing to middle market companies include public and private funds, other BDCs, commercial and investment banks, commercial finance companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we do, which could allow them to consider a wider variety of investments and establish more relationships than us.

Furthermore, many of our potential competitors are not subject to the regulatory restrictions that the Investment Company Act and the Code impose on us. The competitive pressures we face may have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

Carlyle and its affiliates sponsor several investment funds, accounts and other similar arrangements with strategies overlapping with our strategy, including, without limitation, Churchill Cayman, GMS Finance, Carlyle Energy Mezzanine Opportunities Fund and successor funds, Carlyle Strategic Partners series of funds, and for the remaining uncalled capital of its second fund, the Carlyle Mezzanine Partners series of funds, as well as carry funds, hedge funds, managed accounts and structured credit CLO funds. The terms of certain of these investment funds, accounts or other similar arrangements require Carlyle to allocate investment opportunities to such investment funds in priority to allocations to other vehicles, such as us. As a result, there are circumstances where investments appropriate for us are instead allocated, in whole or in part, to such other investment funds, accounts or other similar arrangements. Where Carlyle otherwise has discretion to allocate investment opportunities among various funds, accounts and other similar arrangements, it should be noted that Carlyle may determine to allocate such investment opportunities away from us. Apart from the circumstances described above, Carlyle is presented with investment opportunities that generally fall within our investment objective and that of other Carlyle investment funds or managed accounts, whether focused on a debt strategy or otherwise, and in such circumstances Carlyle allocates such opportunities among us and such other Carlyle funds on a basis that Carlyle determines to be fair and reasonable taking into account the sourcing of the transaction, the nature of the investment focus of each such other Carlyle investment fund, the relative amounts of capital available for investment, the nature and extent of involvement in the transaction on the part of the respective teams of investment professionals, any requirements contained in the partnership agreements of such other Carlyle funds and other considerations deemed relevant by Carlyle in good faith. Consistent with the foregoing, Carlyle expects that other Carlyle investment funds will make investments in the debt of private companies. In addition, Carlyle expects that we will make investments in geographic regions in which other Carlyle investment funds have been or may be specifically organized to invest.

In addition, GMS Finance invests in Middle Market Senior Loans and thus substantially all investment opportunities that fall within our investment objective also fall within GMS Finance’s investment objective. In a more limited number of situations, Churchill Cayman may have overlapping investment opportunities with us prior to the end of Churchill Cayman’s reinvestment period on July 10, 2014. On February 26, 2014, the SEC granted us and GMS Finance Exemptive Relief to co-invest in suitable investments, subject to certain terms and conditions in the Exemptive Relief. We do not intend to apply for exemptive relief to co-invest with Churchill Cayman.

Prior to the issuance of our Exemptive Relief, for those transactions for which exemptive relief was necessary, we and GMS Finance alternated the allocation of investment opportunities that met both entities’ investment objectives and policies and for which both entities had available funding and investment capacity. As a result of our Exemptive Relief, we and GMS Finance no longer alternate suitable investments between each other but will continue to alternate investments in investment opportunities for which Exemptive Relief is required that also meet Churchill Cayman’s investment objective and policy and for which Churchill Cayman also has available funding and investment capacity (each such opportunity, an “Overlapping Opportunity”) prior to the end of Churchill Cayman’s reinvestment period on July 10, 2014. While Carlyle and CGMSIM will seek to implement this allocation process in a fair and equitable manner under the particular circumstances, there can be no assurance that it will result in equivalent allocation of or participation in investment opportunities or equivalent performance of investments allocated to us as compared to the other entities.

Carlyle may also from time to time form or have financial or operational interests in the management of one or more hedge funds or similar alternative investment vehicles which may be permitted to allocate a portion of their portfolios to long-dated, illiquid, restricted, or other similar securities and investment opportunities, and whose investment strategies may therefore overlap with ours. It is therefore possible that such hedge funds may consider the same investment opportunities as us. Generally, any private debt investments that may be made by such hedge funds would (i) only be made as part of a broader investment portfolio and be limited to a minority percentage of the hedge fund’s overall portfolio and (ii) generally be expected to be passive minority investments, made on an opportunistic basis. Nevertheless, it cannot be completely ruled out that such hedge funds may on any given occasion compete with us for the same investment opportunity.

We expect to use the expertise of the members of our Investment Committee, including Messrs. Petrick, Kencel, Kurteson, Cox, Davamanirajan and Ms. Pace, and the CGMSIM Investment Team to assess investment risks and determine appropriate pricing for our investments. In addition, we expect that the relationships developed by the CGMSIM Investment Team will enable us to learn about and compete effectively for, financing opportunities with attractive middle market companies in the industries in which we seek to invest. For additional information concerning the competitive risks we face, see Part I, Item 1A of this Form 10-K “Risk Factors —Risks Related to Our Investments — We operate in a highly competitive market for investment opportunities, and compete with investment vehicles sponsored or advised by our affiliates”.

Staffing

We do not currently have any employees. Our Chief Financial Officer and Treasurer and Chief Operating Officer and General Counsel presently serve as managing directors of Carlyle and are retained by CGMSFA pursuant to a sub-administration agreement between CGMSFA and Carlyle Employee Co. Our Chief Compliance Officer and Secretary presently serves as a director of Carlyle and is retained by CGMSFA pursuant to a sub-administration agreement between CGMSFA and CELF. Each of these professionals performs their respective functions for us under the terms of our Administration Agreement.

Our day-to-day investment operations are managed by CGMSIM. Pursuant to its personnel agreement with Carlyle Employee Co., CGMSIM has access to Messrs. Petrick, Kencel, Kurteson, Cox, Davamanirajan and Ms. Pace, who comprise our Investment Committee, and a team of additional experienced investment professionals who, collectively, comprise the CGMSIM Investment Team. CGMSIM may hire additional investment professionals to provide services to NFIC, based upon its needs, subsequent to our initial drawdown (the “Initial Drawdown”) from investors in a private offering which settled on August 21, 2013 (the “Private Offering”). See Note 8 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

Investment Strategy and Approach—Middle Market Senior Loans

Our investment objective is to generate current income and capital appreciation primarily through debt investments in U.S. middle market companies. We seek to achieve our investment objective by investing primarily in Middle Market Senior Loans of private U.S. middle market companies. We seek to generate strong risk-adjusted net returns by assembling a diversified portfolio of investments across a broad range of industries and instruments.

We target U.S. middle market companies, generally controlled by private equity investment firms that require capital for growth, acquisitions, recapitalizations, refinancings and leveraged buyouts. We may also make opportunistic loans to independently owned and publicly held middle market companies. We seek to partner with strong management teams executing long-term growth strategies. Target businesses typically exhibit some or all of the following characteristics:

•	EBITDA of $10 - $100 million;

•	Minimum of 35% original sponsor cash equity;

•	Sustainable leading positions in their respective markets;

•	Scalable revenues and operating cash flow;

•	Experienced management teams with successful track records;

•	Stable, predictable cash flows with low technology and market risks;

•	Diversified product offering and customer base;

•	Low capital expenditures requirements;

•	A North American base of operations;

•	Strong customer relationships;

•	Products, services or distribution channels having distinctive competitive advantages; and

•	Defensible niche strategy or other barriers to entry.

In general, we avoid start-up or turn-around loans and specialized industries such as real estate, financial services, and media/telecommunications.

While we believe that the criteria listed above are important in identifying and investing in prospective portfolio companies, not all of these criteria will be necessarily met by each prospective portfolio company. In addition, we may change our investment objective and/or investment criteria over time without notice to or consent from our investors.

Portfolio Composition

As of December 31, 2013, the fair value of our investments was approximately $59.9 million in 16 portfolio companies. The Company had no investments as of December 31, 2012. The type, geography and industry composition of our investments as of December 31, 2013 were as follows:

Type	Percentage of Fair Value
First Lien Debt	100.00%

Total	100.00%

Geography	Percentage of Fair Value
Canada	3.17%
United Kingdom	11.64
United States	85.19

Total	100.00%

Industry	Percentage of Fair Value
Automotive	5.01%
Banking, Finance, Insurance & Real Estate	10.00
Business Services	13.13
Chemicals, Plastics & Rubber	7.04
Construction & Building	3.17
Containers, Packaging & Glass	7.25
Durable Consumer Goods	7.19
Energy: Oil & Gas	5.86
Environmental Industries	5.84
Healthcare & Pharmaceuticals	12.76
High Tech Industries	10.39
Media: Advertising, Printing & Publishing	5.65
Non-durable Consumer Goods	6.71

Total	100.00%

See the Consolidated Schedule of Investments as of December 31, 2013 in our consolidated financial statements in Part II, Item 8 of this Form 10-K for more information on these investments, including a list of companies and type and amount of investments.

Investment Process

We view our investment process as consisting of four distinct phases described below:

Origination. Our Investment Adviser sources middle market investment opportunities through the CGMSIM Investment Team’s extensive network of relationships with private equity firms and other middle market debt capital providers. The CGMSIM Investment Team supplements these relationships through personal visits and marketing campaigns focused on maximizing investment deal flow. It is their responsibility to identify specific opportunities, to refine opportunities through candid exploration of the underlying facts and circumstances and to apply creative and flexible thinking to solve clients’ financing needs. The origination personnel are located in New York, Chicago and Los Angeles. Each originator maintains long-standing relationships with potential sources of deal flow and is responsible for covering a specified target market. We believe those originators’ strength and breadth of relationships across a wide range of markets generate numerous financing opportunities, which should enable our Investment Adviser to be highly selective in recommending investments. Additionally, CGMSIM intends to add origination personnel as we grow to more comprehensively source opportunities in middle market companies.

Credit Evaluation. Our Investment Adviser utilizes the systematic, consistent approach to credit evaluation with a particular focus on an acceptable level of debt repayment and deleveraging under a “base case” set of projections, which we refer to as the “Base Case,” which typically reflects a more conservative estimate than the set of projections provided by a prospective portfolio company, which we refer to as the “Management Case.” The key criteria that our Investment Adviser considers include (i) strong and resilient underlying business fundamentals, (ii) a substantial equity cushion in the form of capital ranking junior in right of payment to our investment and (iii) a conclusion that the overall Base Case and in some cases a “downside case” allows for adequate debt repayment and deleveraging. In evaluating a particular company, our Investment Adviser puts more emphasis on credit considerations (such as (i) debt repayment and deleveraging under a Base Case set of projections, (ii) the ability of the company to maintain a modest liquidity cushion under a Base Case set of projections, and (iii) the ability of the company to service its fixed charge obligations under a Base Case set of projections) than on profit potential and loan pricing. Our Investment Adviser’s due diligence process for middle market credits entails:

•	a thorough review of historical and pro forma financial information;

•	on-site visits;

•	meetings with management;

•	a review of loan documents and material contracts;

•	third-party “quality of earnings” accounting due diligence;

•	when appropriate, background checks on key managers;

•	third-party research relating to the company’s business, industry, markets, products and services and competitors;

•	the commission of third-party market studies when appropriate;

•	sensitivity of Management Case projections; and

•	various break-even cash flow analyses.

Execution. In executing transactions for us, our Investment Adviser applies a thorough, consistent approach to credit evaluation, and maintains discipline with respect to credit, pricing and structure to ensure the ultimate success of the financing. Upon completion of due diligence, the investment professionals working on a proposed portfolio investment deliver a memorandum to our Investment Committee. Once an investment has been approved by a majority of our Investment Committee, including an affirmative vote by the Chairman of the Investment Committee or his designee, it moves through a series of steps, including initial documentation using standard document templates and the establishment of negotiating boundaries, final documentation, including resolution of business points and the execution of original documents held in escrow. Upon completion of final documentation, a loan is funded after execution of a final closing memorandum.

The following chart illustrates the stages of our Investment Adviser’s evaluation and underwriting process:

Monitoring. We view active portfolio monitoring as a vital part of our investment process. We consider regular dialogue with company management and sponsors as well as detailed, internally generated monitoring reports to be critical to our performance. Our Investment Adviser has implemented a monitoring template designed to reasonably ensure compliance with these standards. This template is used as a tool by our Investment Adviser to assess investment performance relative to plan. In addition, our portfolio companies may rely on us to provide them with financial and capital markets expertise.

As part of the monitoring process, our Investment Adviser has developed risk policies pursuant to which it regularly assesses the risk profile of each of our investments and rates each of them based on the following categories, which we refer to as “Internal Risk Ratings”:

Internal Risk Ratings Definitions

Rating	Definition
1	Performing—Low Risk: Borrower is operating more than 10% ahead of the Base Case.

2	Performing—Stable Risk: Borrower is operating within 10% of the Base Case (above or below). This is the initial rating assigned to all new borrowers.

3	Performing—Management Notice: Borrower is operating more than 10% below the Base Case. A financial covenant default may have occurred, but there is a low risk of payment default.

4	Watch List: Borrower is operating more than 20% below the Base Case and there is a high risk of covenant default, or it may have already occurred. Payments are current although subject to greater uncertainty, and there is moderate to high risk of payment default.

5	Watch List—Possible Loss: Borrower is operating more than 30% below the Base Case. At the current level of operations and financial condition, the borrower does not have the ability to service and ultimately repay or refinance all outstanding debt on current terms. Payment default is very likely or may have occurred. Loss of principal is possible.

6	Watch List—Probable Loss: Borrower is operating more than 40% below the Base Case, and at the current level of operations and financial condition, the borrower does not have the ability to service and ultimately repay or refinance all outstanding debt on current terms. Payment default is very likely or may have already occurred. Additionally, the prospects for improvement in the borrower’s situation are sufficiently negative that impairment of some or all principal is probable.

Our Investment Adviser has developed a risk rating model that is based on evaluating portfolio company performance in comparison to the Base Case when considering certain credit metrics including, but not limited to, adjusted EBITDA and net senior leverage as well as specific events including, but not limited to, default and impairment.

Our Investment Adviser monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our quarterly valuation process, our Investment Adviser reviews our investment ratings on a regular basis. As of December 31, 2013, we had no investments rated below an Internal Risk Rating of 3.

Election to be Taxed as a RIC

The Company intends to be treated, and intends to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we generally do not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary taxable income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”). The following discussion assumes that we qualify as a RIC and have satisfied the Annual Distribution Requirement.

If we:

•	qualify as a RIC; and

•	satisfy the Annual Distribution Requirement,

then we are not subject to U.S. federal income tax on the portion of our net taxable income we distribute to stockholders. We are subject to U.S. federal income tax at regular corporate rates on any income or capital gains not distributed to our stockholders.

In addition, if we fail to distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year (the “Excise Tax Distribution Requirements”), we are liable for a 4% excise tax on the portion of the undistributed amounts of such income that are less than the amounts required to be distributed based on the Excise Tax Distribution Requirements. For this purpose, however, any ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year is considered to have been distributed by year end (or earlier if estimated taxes are paid). We currently intend to make sufficient distributions each taxable year to satisfy the Excise Tax Distribution Requirements.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•	continue to qualify as a BDC under the Investment Company Act at all times during each taxable year;

•	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to our business of investing in such stock or securities or foreign currencies (the “90% Gross Income Test”); and

•	diversify our holdings so that at the end of each quarter of the taxable year:

•	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

•	no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, or two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses, or of certain “qualified publicly traded partnerships” (the “Diversification Tests”).

Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our qualification as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Distribution Requirements, we may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are prohibited from making distributions or are unable to raise additional debt or equity capital or sell assets to make distributions, we may not be able to make sufficient distributions to satisfy the Annual Distribution Requirement, and therefore would not be able to maintain our qualification as a RIC. Additionally, we may make investments that result in the recognition of ordinary income rather than capital gain, or that prevent us from accruing a long-term holding period. These investments may prevent us from making capital gain distributions as described below. We intend to monitor our transactions, make the appropriate tax elections and make the appropriate entries in our books and records when we make any such investments in order to mitigate the effect of these rules.

A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus net realized short-term capital gains in excess of net realized long-term capital losses). If our expenses in a given year exceed gross taxable income, we would have a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. Due to these limits on the deductibility of expenses, we may for U.S. federal income tax purposes have aggregate taxable income for several years that we distribute and that is taxable to our stockholders even if such income is greater than the aggregate net income we actually earned during those years. Such distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, a holder may receive a larger capital gain distribution than the holder would have received in the absence of such transactions.

Our Regulatory Structure – Regulation as a Business Development Company

General

A BDC is regulated under the Investment Company Act. A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to them. A BDC may use capital provided by public stockholders and from other sources to make long-term, private investments in businesses. We do not intend to list our common stock on a stock exchange and it will not be publicly traded.

We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of a majority of the outstanding voting securities, as required by the Investment Company Act. A majority of the outstanding voting securities of a company is defined under the Investment Company Act as the lesser of: (a) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (b) more than 50% of the outstanding voting securities of such company. We do not anticipate any substantial change in the nature of our business.

As with other companies regulated by the Investment Company Act, a BDC must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not interested persons, as that term is defined in the Investment Company Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

As a BDC, we are generally required to meet an asset coverage ratio, defined under the Investment Company Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 200% after each issuance of senior securities. We may also be prohibited under the Investment Company Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, prior approval by the SEC. As a BDC, we are generally limited in our ability to invest in any portfolio company in which our Investment Adviser or any of its affiliates currently has an investment or to make any co-investments with our Investment Adviser or its affiliates without an exemptive order from the SEC, subject to certain exceptions.

We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the Investment Company Act. Under these limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate. The portion of our portfolio invested in securities issued by investment companies ordinarily will subject our stockholders to additional expenses. Our investment portfolio is also subject to diversification requirements by virtue of our intended status to be a RIC for U.S. tax purposes. See Part I, Item 1A of this Form 10-K “Risk Factors—Risks Related to Our Business and Structure” for more information.

We are generally not able to issue and sell our common stock at a price below net asset value per share. See Part I, Item 1A of this Form 10-K “Risk Factors—Risks Related to Our Business and Structure—Regulations governing our operation as a BDC affect our ability to, and the way in which we will, raise additional capital.” We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board of Directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

We will be periodically examined by the SEC for compliance with the Investment Company Act.

As a BDC, we are subject to certain risks and uncertainties. See Part I, Item 1A of this Form 10-K “Risk Factors—Risks Related to Our Business and Structure.”

Qualifying Assets

Under the Investment Company Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the Investment Company Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to our proposed business are the following:

(1)	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the Investment Company Act as any issuer which:

(a)	is organized under the laws of, and has its principal place of business in, the United States;

(b)	is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the Investment Company Act; and

(c)	satisfies any of the following:

i.	does not have any class of securities that is traded on a national securities exchange;

ii.	has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

iii.	is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or

iv.	is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.

(2)	Securities of any eligible portfolio company which we control.

(3)	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4)	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

(5)	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

(6)	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

Managerial Assistance to Portfolio Companies

A BDC must have been organized under the laws of, and have its principal place of business in, any state or states within the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as “temporary investments,” so that 70% of our assets are qualifying assets. We will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our gross assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Investment Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the Investment Company Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage.

Code of Ethics

We and CGMSIM have each adopted a code of ethics pursuant to Rule 17j-1 under the Investment Company Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain transactions by our personnel. Our codes of ethics generally do not permit investments by our and CGMSIM’s personnel in securities that may be purchased or sold by us.

Compliance Policies and Procedures

We and CGMSIM have each adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a Chief Compliance Officer to be responsible for administering the policies and procedures.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”) imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•	pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our President and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•	pursuant to Rule 13a-15 of the Exchange Act, our management must prepare a report regarding its assessment of our internal control over financial reporting starting with our annual report on Form 10-K for the fiscal year ending December 31, 2014 and (starting from the later of the date on which we cease to be an emerging growth company under the JOBS Act and when we file our annual report on Form 10-K for the fiscal year ending December 31, 2014) must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm; and

•	pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the 1934 Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith, though we do not currently expect to be subject to several requirements, as we expect to remain an emerging growth company under the JOBS Act. As long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

Proxy Voting Policies and Procedures

We will delegate our proxy voting responsibility to our Investment Adviser, CGMSIM. The Proxy Voting Policies and Procedures of CGMSIM are set forth below. These guidelines will be reviewed periodically by CGMSIM and our non-interested directors, and, accordingly, are subject to change.

An investment adviser registered under the Advisers Act has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, CGMSIM recognizes that it must vote portfolio securities in a timely manner free of conflicts of interest and in the best interests of its clients.

These policies and procedures for voting proxies are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

CGMSIM will vote proxies relating to our portfolio securities in what CGMSIM perceives to be the best interest of our stockholders. CGMSIM will review on a case-by-case basis each proposal submitted to a stockholder vote to determine its impact on the portfolio securities held by us. Although CGMSIM will generally vote against proposals that may have a negative impact on our portfolio securities, CGMSIM may vote for such a proposal if there exist compelling long-term reasons to do so.

CGMSIM’s proxy voting decisions will be made by our Investment Committee. To ensure that the vote is not the product of a conflict of interest, CGMSIM will require that: (1) anyone involved in the decision making process disclose to our Investment Committee, and disinterested directors, any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision making process or vote administration are prohibited from revealing how CGMSIM intends to vote on a proposal in order to reduce any attempted influence from interested parties.

Privacy Principles

We are committed to maintaining the privacy of our stockholders and to safeguarding their non-public personal information. The following information is provided to help investors understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

Pursuant to our privacy policy, we do not disclose any non-public personal information concerning any of our stockholders who are individuals unless the disclosure meets certain permitted exceptions under Regulation S-P. We generally do not use or disclose any stockholder information for any purpose other than as required by law.

We may collect non-public information about investors from our subscription agreements or other forms, such as name, address, account number and the types and amounts of investments, and information about transactions with us or our affiliates, such as participation in other investment programs, ownership of certain types of accounts or other account data and activity. We may disclose the information that we collect from our stockholders or former stockholders, as described above, only to our affiliates and service providers and only as allowed by applicable law or regulation. Any party that receives this information uses it only for the services required by us and as allowed by applicable law or regulation, and is not permitted to share or use this information for any other purpose. To protect the non-public personal information of individuals, we permit access only by authorized personnel who need access to that information to provide services to us and our stockholders. In order to guard our stockholders’ non-public personal information, we maintain physical, electronic and procedural safeguards that are designed to comply with applicable law. Non-public personal information that we collect about our stockholders is generally stored on secured servers located in the United States. An individual stockholder’s right to privacy extends to all forms of contact with us, including telephone, written correspondence and electronic media, such as the Internet.

Pursuant to our privacy policy, we provide a clear and conspicuous notice to each investor that details our privacy policies and procedures at the time of the investor’s subscription. We post our privacy policy on our website (http://carlyle.com/our-business/global-market-strategies) and promptly update the policy with any amendments.

Reporting Obligations

We furnish our stockholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. We are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, as well as reports on Forms 3 and 4 regarding directors, officers or 10% beneficial owners of us, filed or furnished pursuant to section 13(a), 15(d) or 16(a) of the Exchange Act, are available on our website (http://carlyle.com/our-business/global-market-strategies).

Stockholders and the public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (www.sec.gov) that contains such information.

Item 1A. Risk Factors

Potential investors should be aware that an investment in the Company involves a high degree of risk. There can be no assurance that the Company’s investment objectives will be achieved or that an investor will receive a return of its capital. In addition, there will be occasions when the Adviser and its affiliates may encounter potential conflicts of interest in connection with the Company. The following considerations, in addition to the considerations set forth elsewhere herein, should be carefully evaluated before making an investment in the Company.

Risks Related to Economic Conditions

Capital markets have been in a period of disruption and instability for an extended period of time. These market conditions have materially and adversely affected debt and equity capital markets in the United States and abroad, which may in the future have a negative impact on our business and operations.

The global capital markets have been in a period of disruption in recent years as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of certain major financial institutions. In addition, speculation regarding the inability of Greece and certain other European countries to pay their national debt, the response by Eurozone policy makers to mitigate this sovereign debt crisis and the concerns regarding the stability of the Eurozone currency have resulted in downgrades or downgrade reviews of the debt of Eurozone sovereigns and financial institutions and created uncertainty in the credit markets. Despite actions of the United States federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While recent market conditions have improved somewhat, there have been continuing periods of volatility and there can be no assurance that adverse market conditions will not repeat themselves or worsen in the future. As long as these conditions persist, we and other companies in the financial services sector may have limited access, if available, to alternative markets for debt and equity capital. Equity capital may be difficult to raise to the extent we complete an initial public offering and commence trading on an exchange because, subject to some limited exceptions which will apply to us, as a BDC we will generally not be able to issue additional shares of our common stock at a price less than net asset value. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage, as defined in the Investment Company Act, must equal at least 200% immediately after each time we incur indebtedness. The debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

The illiquidity of our investments may make it difficult for us to sell such investments if required and to value such investments. As a result, we may realize significantly less than the value at which we will have recorded our investments. In addition, significant changes in the capital markets may have a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition or results of operations.

The downgrade of the U.S. credit rating or other U.S. credit-related or budget-related concerns could have a significant adverse effect on our business, results of operations and financial condition.

Due to federal budget deficit concerns, S&P downgraded the federal government’s credit rating from AAA to AA+ for the first time in history on August 5, 2011. There may be additional downgrades by S&P or the other two major credit rating agencies, Moody’s and Fitch Ratings. These developments, and the government’s credit concerns in general, including those relating to budget deficit issues or Congress’s failure or potential failure to raise the debt ceiling on a timely basis, could negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of the portfolio companies in which we make investments may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets may increase and the value of our portfolio may decrease during these periods as we are required to record our investments at their current fair value. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our and our portfolio companies’ funding costs, limit our and our portfolio companies’ access to the capital markets or result in a decision by lenders not to extend credit to us or our portfolio companies. These events could prevent us from increasing investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt that we hold. We may incur additional expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we will actually provide significant managerial assistance to that portfolio company, a bankruptcy court might subordinate all or a portion of our claim to that of other creditors.

We are currently in a period of capital markets disruption and instability.

As noted above, the U.S. capital markets have been in a period of disruption and instability for a prolonged period of time. While recent market conditions have improved somewhat, there have been continuing periods of volatility and there can be no assurance that adverse market conditions will not repeat themselves or worsen in the future. A prolonged period of market illiquidity may have an adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions could also increase our portfolio companies’ funding costs, limit their access to the capital markets or result in a decision by lenders not to extend credit to them. These events could limit our investment originations, limit their ability to grow and negatively impact our operating results.

Risks Related to Our Business and Structure

We have limited operating history.

We were formed in November 2012. As a result of a limited operating history, we are subject to many of the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and that the value of our common stock could decline substantially.

CGMSIM, the CGMSIM Investment Team, Carlyle, and our Directors and Executive Officers have limited prior experience managing a BDC.

Our Adviser is newly organized and has limited operating history. Additionally, our Adviser, the members of the CGMSIM Investment Team, Carlyle and our Directors and Executive Officers have limited prior experience managing the Company, and the investment philosophy and techniques used by our Investment Adviser to manage an SEC-reporting company may differ from the investment philosophy and techniques previously employed by the investment team in identifying and managing past investments. Accordingly, we can offer no assurance that we will replicate the historical performance of other businesses or companies with which the CGMSIM Investment Team has been affiliated, and our investment returns could be substantially lower than the returns achieved by such other companies.

A disruption in the capital markets and the credit markets could negatively affect our business.

As a BDC, we will seek to maintain our ability to raise additional capital for investment purposes. Without sufficient access to the capital markets or credit markets, we may be forced to curtail our business operations or we may not be able to pursue new business opportunities. Disruptive conditions in the financial industry and the impact of new legislation in response to those conditions could restrict our business operations and could adversely impact our results of operations and financial condition.

If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratios imposed upon us by the Investment Company Act. Any such failure would affect our ability to issue senior securities, including borrowings, and pay dividends, which could materially impair our business operations. Our liquidity could be impaired further by an inability to access the capital markets. For example, we cannot be certain that we will be able to consummate new borrowing facilities to provide capital for normal operations, including new originations. Reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers. This market turmoil and tightening of credit have led to increased market volatility and widespread reduction of business activity generally.

If we are unable to consummate new facilities on commercially reasonable terms, our liquidity will be reduced significantly. If we consummate new facilities but are then unable to repay amounts outstanding under such facilities, and are declared in default or are unable to renew or refinance these facilities, we would not be able to initiate significant originations or to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as inaccessibility to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects third parties or us, and could materially damage our business. Moreover, we are unable to predict when economic and market conditions may become more favorable. Even if such conditions improve broadly and significantly over the long term, adverse conditions in particular sectors of the financial markets could adversely impact our business.

Our financial condition and results of operations depend on our ability to manage future growth effectively.

Our ability to achieve our investment objective and to grow depends on our Investment Adviser’s ability to identify, invest in and monitor companies that meet our investment criteria.

Accomplishing this result on a cost-effective basis is largely a function of our Investment Adviser’s structuring of the investment process, its ability to provide competent, attentive and efficient services to us and its ability to access financing for us on acceptable terms. The CGMSIM Investment Team has substantial responsibilities under the Investment Advisory Agreement, has substantial responsibilities in connection with managing GMS Finance, and may also be called upon to provide managerial assistance to our portfolio companies. In addition, our Investment Adviser’s principals have similar responsibilities with respect to the management of Churchill Cayman. Such demands on their time may distract them or slow our rate of investment. In order for us to grow, CGMSIM will need to retain, train, supervise and manage new investment professionals. However, we can offer no assurance that any such investment professionals will contribute effectively to the work of the Investment Adviser. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

We may need to raise additional capital to grow because we must distribute most of our income.

We may need additional capital to fund growth in our investments. We expect to issue equity securities in connection with the Private Offering and expect to borrow from financial institutions in the future. A reduction in the availability of new capital could limit our ability to grow. We must distribute at least 90% of our investment company taxable income to our stockholders to maintain our RIC status. As a result, any such cash earnings may not be available to fund investment originations. We have borrowed under the Revolving Credit Facility and in the future may borrow under additional debt facilities from financial institutions and issue additional debt and equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which may have an adverse effect on the value of our securities. In addition, as a BDC, our ability to borrow or issue preferred stock may be restricted if our total assets are less than 200% of our total borrowings and preferred stock.

Any failure on our part to maintain our status as a BDC or RIC would reduce our operating flexibility, may hinder our achievement of our investment objective, may limit our investment choices and may subject us to greater regulation.

The Investment Company Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70% of their total assets in specified types of “qualifying assets,” primarily in private U.S. companies or thinly-traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. In addition, subject to certain limited exceptions, an investment in an issuer that has outstanding securities listed on a national exchange may be treated as a qualifying asset only if such issuer has a market capitalization that is less than $250 million at the time of such investment. In addition, as a RIC we are required to satisfy certain source-of-income, diversification and distribution requirements. These constraints, among others, may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective.

Furthermore, any failure to comply with the requirements imposed on BDCs by the Investment Company Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants.

In addition, upon approval of a majority of our stockholders, we may elect to withdraw our status as a BDC. If we decide to withdraw our election, or if we otherwise fail to qualify, or maintain our qualification, as a BDC, we may be subject to substantially greater regulation under the Investment Company Act as a closed-end investment company. Compliance with such regulations would significantly decrease our operating flexibility, and could significantly increase our costs of doing business.

Regulations governing our operation as a BDC affect our ability to, and the way in which we will, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the Investment Company Act. Under the provisions of the Investment Company Act, we are permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 200% of total assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, our common stockholders would also be exposed to typical risks associated with increased leverage, including an increased risk of loss resulting from increased indebtedness.

If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in their best interest.

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our Board of Directors determines that such sale is in the best interests of us and our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). We do not presently intend to issue our common stock at a price below the then-current net asset value per share of our common stock in connection with the Private Offering. If we raise additional funds by issuing more common stock, or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and holders of our common stock might experience dilution.

We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.

The use of leverage magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in our securities. Our wholly-owned subsidiary, Borrower Sub, closed on September 12, 2013 (the “Effective Date”) on the Revolving Credit Facility. The Revolving Credit Facility became available to the Company for borrowing once the Borrower Sub had at least $10,500 of minimum equity in its assets held. The Revolving Credit Facility provides for secured borrowings up to the lesser of $175,000 or the amount of capital commitments the Company has received with an accordion feature that can, subject to certain conditions, increase the aggregate maximum credit commitment up to an amount not to exceed $262,500, subject to restrictions imposed on borrowings under the Investment Company Act and adequate collateral to support such borrowings. The Revolving Credit Facility has a three-year revolving period (with two one-year extension options, subject to the Borrower Sub’s and the lenders’ consent) and a maturity date six years from the Effective Date of the facility (extendable in connection with an extension of the revolving period). Base rate borrowings under the Revolving Credit Facility bear interest initially at the applicable commercial paper rate (if the lender is a conduit lender) or LIBOR plus 1.50% per year during the revolving period, with pre-determined future interest rate increases of 1.25%-2.25% over the three years following the end of the revolving period. The Borrower Sub is also required to pay a commitment fee of between 0.25% and 1.00% per year depending on the usage of the Revolving Credit Facility. Payments under the Revolving Credit Facility are made quarterly. The lenders have a first lien security interest on substantially all of the assets of the Borrower Sub.

Furthermore, the Revolving Credit Facility imposes financial and operating covenants on us and Borrower Sub that restrict our and its business activities. Continued compliance with these covenants will depend on many factors, some of which will be beyond our control. Although we believe we and Borrower Sub will remain in compliance, there are no assurances that we or Borrower Sub will continue to comply with the covenants in the Revolving Credit Facility. Failure to comply with these covenants could result in a default under the Revolving Credit Facility that, if Borrower Sub were unable to obtain a waiver from the lenders, could result in the immediate acceleration of the amounts due under the Revolving Credit Facility, and thereby have a material adverse impact on our business, financial condition and results of operations.

In addition, we may borrow from and issue senior debt securities to banks, insurance companies and other lenders in the future. Lenders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default.

If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could also negatively affect our ability to make dividend payments on our common stock. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to our Investment Adviser, CGMSIM, is payable based on our gross assets, including those assets acquired through the use of leverage, CGMSIM has a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to CGMSIM.

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. If this ratio declines below 200%, we may not be able to incur additional debt and could be required by law to sell a portion of our investments to repay some debt when it is disadvantageous to do so, which could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ depends on our Investment Adviser’s and our Board of Directors’ assessment of market and other factors at the time of any borrowings. We cannot provide any assurance that we will be able to obtain additional credit or on terms acceptable to us.

In addition, the Revolving Credit Facility and any future debt facility into which we may enter would likely impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. In particular, the Revolving Credit Facility contains certain financial covenants that, among other things, require us to maintain a minimum amount of equity and minimum levels of liquidity and to maintain compliance with certain collateral quality and coverage tests.

To the extent we use debt to finance our investments, changes in interest rates affect our cost of capital and net investment income.

To the extent we borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income to the extent we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income.

Our portfolio companies may prepay loans, which may have the effect of reducing our investment income if the returned capital cannot be invested in transactions with equal or greater yields.

Loans are generally callable at any time, most of them at no premium to par. We are generally unable to predict the rate and frequency of such repayments. Whether a loan is called will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that allow such portfolio company the ability to replace existing financing with less expensive capital. As market conditions change frequently, we will often be unable to predict when, and if, this may be possible for each of our portfolio companies. In the case of some of these loans, having the loan called early may have the effect of reducing our actual investment income below our expected investment income if the capital returned cannot be invested in transactions with equal or greater yields.

The financial projections of our portfolio companies could prove inaccurate.

We generally evaluate the capital structure of portfolio companies on the basis of financial projections prepared by the management of such portfolio companies. These projected operating results are normally based primarily on judgments of the management of the portfolio companies. In all cases, projections are only estimates of future results that are based upon assumptions made at the time that the projections are developed. General economic conditions, which are not predictable with accuracy, along with other factors may cause actual performance to fall short of the financial projections that were used to establish a given portfolio company’s capital structure. Because of the leverage that is typically employed by our portfolio companies, this could cause a substantial decrease in the value of our investment in the portfolio company. The inaccuracy of financial projections could thus cause our performance to fall short of our expectations.

There is uncertainty as to the value of our portfolio investments.

A large percentage of our portfolio investments are in the form of debt investments that are not publicly traded. The fair value of these securities is not readily determinable. We value these investments on at least a quarterly basis in accordance with our valuation policy, which is at all times consistent with accounting principles generally accepted in the United States (“US GAAP”). Our Board of Directors utilizes the services of third-party valuation firms to aid it in determining the fair value of these investments. The Board of Directors discusses valuations and determines the fair value in good faith based on the input of our Investment Adviser and the respective third-party valuation firms. The factors that are considered in the fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparisons to publicly-traded companies, discounted cash flow, relevant credit market indices, and other relevant factors. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value would be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the debt securities we acquire, the default rate on such securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

There are significant potential conflicts of interest, including the management of GMS Finance, other funds affiliated with Carlyle and of Churchill Cayman by our Investment Adviser’s key investment professionals, which could impact our investment returns.

Our executive officers and directors, as well as the other current and future principals of our Investment Adviser, CGMSIM, may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do. Currently, our executive officers, as well as the other principals of our Investment Adviser, manage other funds affiliated with Carlyle and Churchill Financial. In addition, the CGMSIM Investment Team has responsibilities for sourcing and managing Middle Market Senior Loans and other middle market opportunistic investments for GMS Finance. Accordingly, they have obligations to investors in GMS Finance, the fulfillment of which obligations may not be in the best interests of, or may be adverse to the interests of, us or our stockholders. The CGMSIM Investment Team has investment obligations to the investors of Churchill Cayman until the end of its reinvestment period on July 10, 2014.

In addition, we note that any affiliated investment vehicle currently existing, or formed in the future, and managed by our Investment Adviser or its affiliates, including Churchill Financial or Carlyle, may, notwithstanding different stated investment objectives, have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, CGMSIM may face conflicts in allocating investment opportunities between us and such other entities. Although CGMSIM will endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by our Investment Adviser or an investment manager affiliated with our Investment Adviser, including Churchill Financial or Carlyle. In any such case, when CGMSIM identifies an investment, it will be forced to choose which investment fund should make the investment.

We and our affiliates may own investments at different levels of a portfolio company’s capital structure or otherwise own different classes of a portfolio company’s securities. Such investments may inherently give rise to conflicts of interest or perceived conflicts of interest between or among the various classes of securities that may be held. Conflicts may also arise because portfolio decisions regarding our portfolio may benefit our affiliates. Our affiliates may pursue or enforce rights with respect to one of our portfolio companies, and those activities may have an adverse effect on us. As a result, prices, availability, liquidity and terms of our investments may be negatively impacted by the activities of our affiliates, and transactions for us may be impaired or effected at prices or terms that may be less favorable than would otherwise have been the case.

Carlyle considers its “One Carlyle” philosophy and the ability of its professionals to communicate and collaborate across funds, industries and geographies one of its significant competitive strengths. As a result of the expansion of its platform into various lines of business in the alternative asset management industry Carlyle is subject to a number of actual and potential conflicts of interest. In addition, as Carlyle expands its platform, the allocation of investment opportunities among its investment funds, including us, may become more complex. In addressing these conflicts and regulatory requirements across Carlyle’s various businesses, Carlyle has and may continue to implement certain policies and procedures (for example, information barriers) that may reduce the positive synergies that Carlyle has cultivated across these businesses through its “One Carlyle” approach. In addition, we may come into possession of material non-public information with respect to issuers in which we may be considering making an investment. As a consequence, we may be precluded from providing such information or other ideas to other funds affiliated with Carlyle that benefit from such information. To the extent we or any other funds affiliated with Carlyle fail to appropriately deal with any such conflicts, it could negatively impact our reputation or Carlyle’s reputation and our ability to raise additional funds and the willingness of counterparties to do business with us or result in potential litigation against us. Our communications with Carlyle corporate private equity and real asset investment professionals are subject to certain restrictions as set forth in its information barrier policy. In that regard, it is not generally expected the investment personnel involved in our day-to-day affairs will discuss any issuer-specific information with other members of Carlyle outside the GMS group, such as the personnel devoted to Carlyle’s buyout and real assets activities.

In the ordinary course of business, we may enter into transactions with affiliates and portfolio companies that may be considered related party transactions. In order to ensure that we do not engage in any prohibited transactions with any persons affiliated with us, we have implemented certain policies and procedures whereby certain of our executive officers screen each of our transactions for any possible affiliations between the proposed portfolio investment, us, companies controlled by us, stockholders that own more than 5% of us and our employees and directors. We will not enter into any agreements unless and until we are satisfied that doing so will not raise concerns under the Investment Company Act or, if such concerns exist, we have taken appropriate actions to seek Board review and approval or exemptive relief for such transaction. Our Board of Directors will review these procedures on an annual basis.

In the course of our investing activities, we pay management fees to CGMSIM and reimburse CGMSIM for certain expenses it incurs in accordance with our Investment Advisory Agreement. As a result, investors in our common stock invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than an investor might achieve through direct investments. Accordingly, there may be times when the senior management team of CGMSIM has interests that differ from those of our stockholders, giving rise to a conflict.

We pay CGMSFA, an affiliate of CGMSIM, its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and their respective staff who provide services to us, operations staff who provide services to us, and any internal audit staff, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment. These arrangements create conflicts of interest that our Board of Directors monitors.

The valuation process for certain of our portfolio holdings creates a conflict of interest.

Many of our portfolio investments are expected to be made in the form of securities that are not publicly traded. As a result, our Board of Directors determines the fair value of these securities in good faith as described above in “—There is uncertainty as to the value of our portfolio investments.” In connection with that determination, investment professionals of CGMSIM provide our Board of Directors with valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. In addition, the interested directors on our Board of Directors have an indirect pecuniary interest in CGMSIM. The participation of CGMSIM’s investment professionals in our valuation process, and the indirect pecuniary interest in our Investment Adviser by the interested directors on our Board of Directors, could result in a conflict of interest as CGMSIM’s management fee is based, in part, on our gross assets.

The Investment Advisory Agreement and the Administration Agreement with CGMSIM and CGMSFA, respectively, were not negotiated on an arm’s length basis and may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

The Investment Advisory Agreement with CGMSIM and the Administration Agreement with CGMSFA were negotiated between related parties. Consequently, while the terms of each were subject to approval by our Board of Directors, including a majority of independent directors, such terms, including the advisory fees payable to CGMSIM, may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

Our Investment Adviser’s liability is limited under the Investment Advisory Agreement, and we are required to indemnify our Investment Adviser against certain liabilities, which may lead our Investment Adviser to act in a riskier manner on our behalf than it would when acting for its own account.

Our Investment Adviser has not assumed any responsibility to us other than to render the services described in the Investment Advisory Agreement, and it is not responsible for any action of our Board in declining to follow our Investment Adviser’s advice or recommendations. Pursuant to the Investment Advisory Agreement, our Investment Adviser and its managers, officers, employees, agents, controlling persons and any other person or entity affiliated with it are not liable to us for any action taken or omitted to be taken by the Adviser in connection with the performance of any of its duties or obligations under the Investment Advisory Agreement or otherwise as an investment adviser of the Company (except to the extent specified in Section 36(b) of the Investment Company Act concerning loss resulting from a breach of fiduciary duty (as the same is finally determined by judicial proceedings) with respect to the receipt of compensation for services). We have agreed to the fullest extent permitted by law, to provide indemnification and the right to the advancement of expenses, to each person who was or is made a party or is threatened to be made a party to or is involved (including, without limitation, as a witness) in any actual or threatened action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he/she is or was a member, manager, officer, employee, agent, controlling person or any other person or entity affiliated with the Adviser with respect to all damages, liabilities, costs and expenses resulting from acts of our Investment Adviser in the performance of their duties under the Investment Advisory Agreement, other than acts not in good faith with the reasonable belief that the conduct was in, or not opposed to, the best interest of the Company, and conduct constituting gross negligence, bad faith, reckless disregard, or willful misfeasance. These protections may lead our Investment Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.

Our fee structure may induce our Investment Adviser to incur leverage and investors may bear the cost of multiple levels of fees and expenses.

Because the management fee payable to our Adviser is payable based on our gross assets, including those assets acquired through the use of leverage, CGMSIM has a financial incentive to incur leverage which may not be consistent with our stockholders’ interests.

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds, and, to the extent we so invest, bear our ratable share of any such investment company’s expenses, including management and performance fees. We also remain obligated to pay management fees to CGMSIM with respect to the assets invested in the securities and instruments of other investment companies. With respect to each of these investments, each of our stockholders bear his or her share of the management of CGMSIM as well as indirectly bearing the management and performance fees and other expenses of any investment companies in which we invest.

We will become subject to corporate-level income tax if we are unable to qualify and maintain our qualification as a regulated investment company under Subchapter M of the Code.

Although we intend to be treated as a RIC under Subchapter M of the Code for 2013 and succeeding tax years, no assurance can be given that we will be able to qualify for and maintain RIC status. To obtain and maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements.

•

The Annual Distribution Requirement for a RIC will be satisfied if we distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary taxable income plus the excess of realized net short-term capital gains over realized net long-term capital losses, if any. Because we use debt financing, we are subject to certain asset coverage ratio requirements under the Investment Company Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

•	The income source requirement will be satisfied if we derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to our business of investing in such stock or securities or foreign currencies.

•	The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet those requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify for RIC tax treatment for any reason or become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

We may have difficulty satisfying the Annual Distribution Requirement in order to qualify and maintain RIC status if we recognize income before or without receiving cash representing such income.

We may make investments that produce income that is not matched by a corresponding cash receipt by us. Any such income would be treated as income earned by us and therefore would be subject to the distribution requirements of the Code. Such investments may require us to borrow money or dispose of other securities in order to comply with those requirements. However, under the Investment Company Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless an “asset coverage” test is met. Part I, Item 1 of this Form 10-K “Business—Our Regulatory Structure—Regulation as a Business Development Company—Senior Securities.”

If we are prohibited from making distributions or are unable to raise additional debt or equity capital or sell assets to make distributions, we may not be able to make sufficient distributions to satisfy the Annual Distribution Requirement, and therefore would not be able to maintain our qualification as a RIC. Additionally, we may make investments that result in the recognition of ordinary income rather than capital gain, or that prevent us from accruing a long-term holding period. These investments may prevent us from making capital gain distributions.

Because we do not expect to qualify as a “publicly offered regulated investment company,” as defined in the Code, stockholders will be taxed as though they received a distribution of some of our expenses.

A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. Because we do not expect to qualify as a publicly offered RIC, a non-corporate stockholder’s allocable portion of our affected expenses, including our management fees, will be treated as an additional distribution to the stockholder and will be deductible by such stockholder only to the extent permitted under the limitations described below. For non-corporate stockholders, including individuals, trusts, and estates, significant limitations generally apply to the deductibility of certain expenses of a non-publicly offered RIC, including advisory fees. In particular, these expenses, referred to as miscellaneous itemized deductions, are deductible to an individual only to the extent they exceed 2% of such a stockholder’s adjusted gross income, and are not deductible for alternative minimum tax purposes.

We are subject to risks in using custodians, administrators and other agents.

We depend on the services of custodians, administrators, including State Street, and other agents to carry out certain securities transactions and administrative services for us. In the event of the insolvency of a custodian, we may not be able to recover equivalent assets in full as we will rank among the custodian’s unsecured creditors in relation to assets which the custodian borrows, lends or otherwise uses. In addition, our cash held with a custodian may not be segregated from the custodian’s own cash, and we therefore may rank as unsecured creditors in relation thereto. The inability to recover assets from the custodian could have a material impact on our performance.

We will expend significant financial and other resources to comply with the requirements of being a public entity.

As a public entity, we will be subject to the reporting requirements of the Exchange Act and requirements of the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting, which are discussed below, see Part I, Item 1 of this Form 10-K “Business—Our Regulatory Structure—Regulation as a Business Development Company—Sarbanes-Oxley Act of 2002.” In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight will be required. We will be implementing additional procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We expect to incur significant additional annual expenses related to these steps and, among other things, directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to our Administrator to compensate them for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.

The systems and resources necessary to comply with public company reporting requirements will increase further once we cease to be an “emerging growth company” under the JOBS Act. As long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and exemptions from the requirement to hold advisory votes on executive compensation. We expect to remain an emerging growth company under the JOBS Act.

We have not yet tested our internal controls in accordance with Section 404 of the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and the market price of our common stock.

We have not previously been required to comply with the requirements of the Sarbanes-Oxley Act, including the internal control evaluation and certification requirements of Section 404 of that statute (“Section 404”), and we will not be required to comply with all of those requirements until the later of the date we are no longer an emerging growth company under the JOBS Act and when we file our annual report on Form 10-K for the fiscal year ending December 31, 2014. Accordingly, our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 that we may eventually be required to meet.

Additionally, we have begun the process of documenting our internal control procedures to satisfy the requirements of Section 404, which requires annual management assessments of the effectiveness of our internal controls over financial reporting. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an emerging growth company under the JOBS Act. Because we have not yet tested our internal controls in accordance with Section 404, we cannot conclude in accordance with Section 404 that we do not have a material weakness in our internal controls or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal controls. As a public entity, we will be required to complete our initial assessment in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements could also suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us and holders of our common stock.

Stockholders may be subject to filing requirements under the Exchange Act as a result of an investment in us.

Because our common stock is registered under the Exchange Act, ownership information for any person who beneficially owns 5% or more of our common stock must be disclosed in a Schedule 13D or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. In some circumstances, investors who choose to reinvest their dividends may see their percentage stake in us increased to more than 5%, thus triggering this filing requirement. Although we provide in our quarterly financial statements the amount of outstanding stock and the amount of the investor’s stock, the responsibility for determining the filing obligation and preparing the filing remains with the investor. In addition, owners of 10% or more of our common stock are subject to reporting obligations under Section 16(a) of the Exchange Act.

Stockholders may be subject to the short-swing profits rules under the Exchange Act as a result of an investment in us.

Persons with the right to appoint a director or who hold more than 10% of a class of our shares may be subject to Section 16(b) of the Exchange Act, which recaptures for the benefit of the issuer profits from the purchase and sale of registered stock within a six-month period.

There may be state licensing requirements.

We are required to obtain various state licenses in order to, among other things, originate commercial loans. Applying for and obtaining required licenses can be costly and take several months. There is no assurance that we will obtain all of the licenses that we need on a timely basis. Furthermore, we will be subject to various information and other requirements in order to obtain and maintain these licenses, and there is no assurance that we will satisfy those requirements. Our failure to obtain or maintain licenses might restrict investment options and have other adverse consequences.

Investors in the Private Offering are subject to transfer restrictions.

Investors who participate in the Private Offering may not sell, assign, transfer or otherwise dispose of (in each case, a “Transfer”) any common stock unless (i) we give consent and (ii) the Transfer is made in accordance with applicable securities laws. No Transfer will be effectuated except by registration of the Transfer on our books. Each transferee must agree to be bound by these restrictions and all other obligations as an investor in us.

Our Board of Directors is authorized to reclassify any unissued shares of common stock into one or more classes of preferred stock, which could convey special rights and privileges to its owners.

Under the Maryland General Corporation Law (“MGCL”) and our charter, our Board of Directors is authorized to classify and reclassify any authorized but unissued shares of stock into one or more classes of stock, including preferred stock. Prior to the issuance of shares of each class or series, the Board of Directors is required by Maryland law and our charter to set the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each class or series. Thus, the Board of Directors could authorize the issuance of shares of preferred stock with terms and conditions which could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for holders of our common stock or otherwise be in their best interest. The cost of any such reclassification would be borne by our existing common stockholders. Certain matters under the Investment Company Act require the separate vote of the holders of any issued and outstanding preferred stock. For example, holders of preferred stock would vote separately from the holders of common stock on a proposal to cease operations as a BDC. In addition, the Investment Company Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two preferred stock directors. We currently have no plans to issue preferred stock, but may determine to do so in the future. The issuance of preferred stock convertible into shares of common stock might also reduce the net income per share and net asset value per share of our common stock upon conversion, provided, that we will only be permitted to issue such convertible preferred stock to the extent we comply with the requirements of Section 61 of the Investment Company Act, including obtaining common stockholder approval. These effects, among others, could have an adverse effect on an investment in our common stock.

Provisions of the MGCL and of our charter and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

The MGCL and our charter and bylaws contain provisions that may discourage, delay or make more difficult a change in control of NFIC or the removal of our directors. We are subject to the Maryland Business Combination Act (“MBCA”), subject to any applicable requirements of the Investment Company Act. Our Board of Directors has adopted a resolution exempting from the MBCA any business combination between us and any other person, subject to prior approval of such business combination by our Board of Directors, including approval by a majority of our disinterested directors. If the resolution exempting business combinations is repealed or our Board of Directors does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act (“Control Share Act”) acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Act, the Control Share Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction. However, we will amend our bylaws to be subject to the Control Share Act only if our Board of Directors determines that it would be in our best interests and if the SEC staff does not object to our determination that our being subject to the Control Share Act does not conflict with the Investment Company Act. The SEC staff has issued informal guidance setting forth its position that certain provisions of the Control Share Act would, if implemented, violate Section 18(i) of the Investment Company Act.

We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our charter classifying our Board of Directors in three classes serving staggered three-year terms, and authorizing our Board of Directors to classify or reclassify shares of our stock in one or more classes or series, to cause the issuance of additional shares of our stock, to amend our charter without stockholder approval and to increase or decrease the number of shares of stock that we have authority to issue. These provisions, as well as other provisions of our charter and bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders.

Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.

Our Board of Directors has the authority to modify or waive our operating policies and strategies without prior notice (except as required by the Investment Company Act) and without stockholder approval. In addition, none of our investment policies is fundamental and any of them may be changed without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our stock. Nevertheless, the effects may adversely affect our business and impact our ability to make distributions.

A failure in our operational systems or infrastructure, or those of third parties, could significantly disrupt our business or negatively affect our liquidity, financial condition or results of operations.

We rely heavily on our and third parties’ financial, accounting, information and other data processing systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. We face various security threats, including cyber security attacks to our information technology infrastructure that are intended to gain access to our proprietary information, destroy data or disable, degrade or sabotage our systems. These security threats could originate from a wide variety of sources, including unknown third parties outside the Company. Although we have not yet been subject to cyber-attacks or other cyber incidents which, individually or in the aggregate, have materially affected our operations or financial condition, there can be no assurance that the various procedures and controls we utilize to mitigate these threats will be sufficient to prevent disruptions to our systems. If any of these systems do not operate properly or are disabled for any reason or if there is any unauthorized disclosure of data, whether as a result of tampering, a breach of our network security systems, a cyber-incident or attack or otherwise, we could suffer substantial financial loss, increased costs, a disruption of our businesses, liability to our funds and fund investors, regulatory intervention or reputational damage. In addition, we operate in businesses that are highly dependent on information systems and technology. Our information systems and technology may not continue to be able to accommodate our growth, and the cost of maintaining such systems may increase from its current level. Such a failure to accommodate growth, or an increase in costs related to such information systems, could have a material adverse effect on us.

Furthermore, we depend on our and our Investment Adviser’s headquarters in New York, New York and Carlyle’s headquarters in Washington, D.C., where most of our executives, investment professionals and administrative and operations personnel are located, for the continued operation of our business. Disasters, such as natural disasters, pandemics, events arising from local or larger scale political or social matters or weather events, or disruptions in the infrastructure that supports our businesses, such as sudden electrical or telecommunications outages, could have a material adverse impact on our ability to continue to operate our business without interruption. Our disaster recovery programs may not be sufficient to mitigate the harm that may result from such disasters or disruptions. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.

Changes in laws or regulations governing our operations may adversely affect our business.

Legal, tax and regulatory changes could occur that may adversely affect us. For example, from time to time the market for private equity transactions has been (and is currently being) adversely affected by a decrease in the availability of senior and subordinated financings for transactions, in part in response to credit market disruptions and/or regulatory pressures on providers of financing to reduce or eliminate their exposure to the risks involved in such transactions.

In addition, as private equity firms become more influential participants in the U.S. and global financial markets and economy generally, there recently has been pressure for greater governmental scrutiny and/or regulation of the private equity industry, in part. It is uncertain as to what form and in what jurisdictions such enhanced scrutiny and/or regulation, if any, on the private equity industry may ultimately take. Therefore, there can be no assurance as to whether any such scrutiny or initiatives will have an adverse impact on the private equity industry, including our ability to effect operating improvements or restructurings of its portfolio companies or otherwise achieve its objectives.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. Many of the provisions of the Dodd-Frank Act have extended implementation periods and delayed effective dates and will require extensive rulemaking by regulatory authorities. While the impact of the Dodd-Frank Act on us and our portfolio companies may not be known for an extended period of time, the Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry and the financial markets (including derivative markets) or affecting taxation that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, restrict or further regulate certain of our activities, including derivative trading and hedging activities, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

In addition, the Iran Threat Reduction and Syrian Human Rights Act of 2012 (“ITRA”) expands the scope of U.S. sanctions against Iran and Section 219 of the ITRA amended the Exchange Act to require companies subject to SEC reporting obligations under Section 13 of the Exchange Act to disclose in their periodic reports specified dealings or transactions involving Iran or other individuals and entities targeted by certain sanctions promulgated by the Office Foreign Assets Control engaged in by the reporting company or any of its affiliates during the period covered by the relevant periodic report. In some cases, ITRA requires companies to disclose transactions even if they were permissible under U.S. law. The ITRA also expanded the scope of U.S. sanctions by requiring foreign entities majority owned or controlled by a U.S. person to abide by U.S. sanctions against Iran to the same extent as a U.S. person. Previously, foreign entities were not directly bound by U.S. sanctions against Iran even if they were subsidiaries of U.S. companies. Carlyle has informed the Company that Applus Servicios Technologicos, S.L.U. (“Applus”), which may be considered an affiliate of Carlyle, has engaged in the activities that are described on Exhibit 99.1 to this Form 10-K, which disclosure is hereby incorporated by reference herein. Because of the relationship with CGMSIM, which is a wholly-owned subsidiary and is considered to be an affiliate of Carlyle, the Company may be considered to be an affiliate of Applus since the Company and Applus may be deemed to be under the common control of Carlyle. As a result, it appears that the Company is required to provide the disclosure set forth on Exhibit 99.1 to this Form 10-K pursuant to Section 219 of ITRA and Section 13(r) of the Exchange Act. However, such disclosure is not meant to be an admission that such common control exists. In addition, such disclosure does not relate to any activities conducted by the Company and does not involve the Company, the Company’s management or CGMSIM. The disclosure relates solely to activities conducted by Applus.

We are required to separately file with the SEC a notice that such activities have been disclosed in this report, and the SEC is required to post this notice of disclosure on its website and send the report to the U.S. President and certain U.S. Congressional committees. The U.S. President thereafter is required to initiate an investigation and, within 180 days of initiating such investigation, to determine whether sanctions should be imposed. Disclosure of such activity, even if such activity is not subject to sanctions under applicable law, and any sanctions actually imposed on us or our affiliates as a result of these activities, could harm our reputation and have a negative impact on our business.

Our Investment Adviser can resign upon 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Our Investment Adviser has the right, under the Investment Advisory Agreement, to resign at any time upon 60 days’ written notice, whether we have found a replacement or not. If our Investment Adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Investment Adviser and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations. Moreover, the termination by our Investment Adviser of our Investment Advisory Agreement for any reason will be an event of default under the Revolving Credit Facility which could result in the immediate acceleration of the amounts due under the Revolving Credit Facility.

Our Administrator can resign from its role as Administrator under the Administration Agreement, and a suitable replacement may not be found, resulting in disruptions that could adversely affect our business, results of operations and financial condition.

Our Administrator has the right to resign under the Administration Agreement upon 60 days’ written notice, whether a replacement has been found or not. If our Administrator resigns, it may be difficult to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If a replacement is not found quickly, our business, results of operations and financial condition are likely to be adversely affected and the market price of our common stock may decline. Even if a comparable service provider or individuals to perform such services are retained, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition.

Any of our three sub-administrators can resign from their respective roles pursuant to the Carlyle Employee Co. Sub-Administration Agreement, the CELF Sub-Administration Agreement and the State Street Sub-Administration Agreement, and suitable replacements may not be found, resulting in disruptions that could adversely affect our business, results of operations and financial condition.

Each of Carlyle Employee Co., CELF and State Street has the right to resign under their respective agreements, the Carlyle Employee Co. Sub-Administration Agreement, the CELF Sub-Administration Agreement and the State Street Sub-Administration Agreement, upon 60 days’ written notice, whether a replacement has been found or not. If any of our sub-administrators resign, it may be difficult to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If a replacement is not found quickly, our business, results of operations and financial condition are likely to be adversely affected and the market price of our common stock may decline. Even if a comparable service provider or individuals to perform such services are retained, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition.

We, our Investment Adviser or its affiliates may be subject to litigation or regulatory proceedings the results of which could have a material adverse effect on our financial condition or results of operations.

From time to time we, our Investment Adviser or its affiliates may be involved in various legal proceedings, lawsuits and claims incidental to the conduct of their respective businesses. We, our Investment Adviser and its affiliates are also subject to extensive regulation, which may result in regulatory proceedings. To the extent we face adverse outcomes in any such proceedings, our financial condition or results of operations could be materially adversely affected. See Part I, Item 3 of this Form 10-K. “Legal Proceedings.”

There may be significant concentrations of voting power within our company.

We may have, for a period of time or indefinitely, a concentration of voting power among a small number of shareholders. In this case, these shareholders may be able to make decisions, including approval of modifications to our governing documents or the proposal and approval of significant transactions, that materially affect your rights and the value of your stock, and that might not be aligned with your best interests. Generally, these shareholders will have no obligation to take your interests into account in making voting decisions.

Risks Related to Our Investments

We operate in a highly competitive market for investment opportunities, and compete with investment vehicles sponsored or advised by our affiliates.

A number of entities compete with us to make the types of investments that we target in leveraged companies. We compete with other BDCs, public and private funds, commercial and investment banks, commercial finance companies and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we do, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act and the Code impose on us. The competitive pressures we face may have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

We do not seek to compete primarily based on the interest rates we offer, and we believe that some of our competitors may make loans with interest rates that are comparable to or lower than the rates we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income and increased risk of credit loss.

Carlyle and its affiliates sponsor several investment funds, accounts and other similar arrangements with strategies overlapping with our strategy, including, without limitation, Churchill Cayman, GMS Finance, Carlyle Energy Mezzanine Opportunities Fund and successor funds, Carlyle Strategic Partners series of funds, and for the remaining uncalled capital of its second fund, the Carlyle Mezzanine Partners series of funds, as well as carry funds, hedge funds, managed accounts and structured credit CLO funds. The terms of certain of these investment funds, accounts or other similar arrangements require Carlyle to allocate investment opportunities to such investment funds in priority to allocations to other vehicles, such as us. As a result, there are circumstances where investments appropriate for us are instead allocated, in whole or in part, to such other investment funds, accounts or other similar arrangements. Where Carlyle otherwise has discretion to allocate investment opportunities among various funds, accounts and other similar arrangements, it should be noted that Carlyle may determine to allocate such investment opportunities away from us. Apart from the circumstances described above, Carlyle is presented with investment opportunities that generally fall within our investment objective and that of other Carlyle investment funds or managed accounts, whether focused on a debt strategy or otherwise, and in such circumstances Carlyle allocates such opportunities among us and such other Carlyle funds on a basis that Carlyle determines to be fair and reasonable taking into account the sourcing of the transaction, the nature of the investment focus of each such other Carlyle investment fund, the relative amounts of capital available for investment, the nature and extent of involvement in the transaction on the part of the respective teams of investment professionals, any requirements contained in the partnership agreements of such other Carlyle funds and other considerations deemed relevant by Carlyle in good faith. Consistent with the foregoing, Carlyle expects that other Carlyle investment funds will make investments in the debt of private companies. In addition, Carlyle expects that we will make investments in geographic regions in which other Carlyle investment funds have been or may be specifically organized to invest.

In addition, GMS Finance invests in Middle Market Senior Loans and thus substantially all investment opportunities that fall within our investment objective also fall within GMS Finance’s investment objective. In a more limited number of situations, Churchill Cayman may have overlapping investment opportunities with us prior to the end of Churchill Cayman’s reinvestment period on July 10, 2014. On February 26, 2014, the SEC granted us and GMS Finance Exemptive Relief to co-invest in suitable investments, subject to certain terms and conditions in the Exemptive Relief. We do not intend to apply for exemptive relief to co-invest with Churchill Cayman.

Prior to the issuance of our Exemptive Relief, for those transactions for which exemptive relief was necessary, we and GMS Finance alternated the allocation of investment opportunities that met both entities’ investment objectives and policies and for which both entities had available funding and investment capacity. As a result of our Exemptive Relief, we and GMS Finance no longer alternate suitable investments between each other but will continue to alternate investments in Overlapping Opportunities for which Exemptive Relief is required prior to the end of Churchill Cayman’s reinvestment period on July 10, 2014. While Carlyle and CGMSIM will seek to implement this allocation process in a fair and equitable manner under the particular circumstances, there can be no assurance that it will result in equivalent allocation of or participation in investment opportunities or equivalent performance of investments allocated to us as compared to the other entities.

Carlyle may also from time to time form or have a financial or operational interests in the management of one or more hedge funds or similar alternative investment vehicles which may be permitted to allocate a portion of their portfolios to long-dated, illiquid, restricted, or other similar securities and investment opportunities, and whose investment strategies may therefore overlap with ours. It is therefore possible that such hedge funds may consider the same investment opportunities as us. Generally, any private debt investments that may be made by such hedge funds would (i) only be made as part of a broader investment portfolio and be limited to a minority percentage of the hedge fund’s overall portfolio and (ii) generally be expected to be passive minority investments, made on an opportunistic basis. Nevertheless, it cannot be completely ruled out that such hedge funds may on any given occasion compete with us for the same investment opportunity.

We may not replicate the historical success of Carlyle, and our ability to enter into transactions with Carlyle and our other affiliates is restricted.

We cannot provide any assurance that we will replicate the historical success of Carlyle, and our investment returns could be substantially lower than the returns achieved by other Carlyle managed funds.

Further, we and certain of our controlled affiliates are prohibited under the Investment Company Act from knowingly participating in certain transactions with our upstream affiliates, or our Investment Adviser and its affiliates, without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our upstream affiliate for purposes of the Investment Company Act and we are generally prohibited from buying or selling any security (other than our securities) from or to such affiliate, absent the prior approval of our independent directors. The Investment Company Act also prohibits “joint” transactions with an upstream affiliate, or our Adviser or its affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors. In addition, we and certain of our controlled affiliates are prohibited from buying or selling any security from or to, or entering into joint transactions with, our Adviser and its affiliates, or any person who owns more than 25% of our voting securities or is otherwise deemed to control, be controlled by, or be under common control with us, absent the prior approval of the SEC through an exemptive order (other than in certain limited situations pursuant to current regulatory guidance as described below). The analysis of whether a particular transaction constitutes a joint transaction requires a review of the relevant facts and circumstances then existing.

In addition to co-investing pursuant to our Exemptive Relief, we may invest alongside affiliates or their affiliates in certain circumstances where doing so is consistent with applicable law and current regulatory guidance. For example, we may invest alongside such investors consistent with guidance promulgated by the SEC staff permitting us and an affiliated person to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that we negotiate no term other than price. We may, in certain cases, also make investments in securities owned by affiliates that we acquire from non-affiliates. In such circumstances, our ability to participate in any restructuring of such investment or other transaction involving the issuer of such investment may be limited, and as a result, we may realize a loss on such investments that might have been prevented or reduced had we not been restricted in participating in such restructuring or other transaction.

Our investments are risky and speculative.

We invest primarily in loans to middle market companies whose debt, if rated, is rated below investment grade. Investments rated below investment grade are generally considered higher risk than investment grade instruments.

First Lien Senior Secured Loans. When we make a senior secured term loan investment in a portfolio company, we generally take a security interest in substantially all of the available assets of the portfolio company, including the equity interests of its domestic subsidiaries, which we expect to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital, and, in some circumstances, our lien could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

Unitranche Loans. Unitranche loans provide leverage levels comparable to a combination of first lien and second lien or subordinated loans, and may rank junior to other debt instruments issued by the portfolio company. Unitranche loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a heightened risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity.

In addition, investing in middle market companies involves a number of significant risks, including:

•	these companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing on any guarantees we may have obtained in connection with our investment;

•	they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•	they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on a portfolio company and, in turn, on us;

•	they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and our Investment Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and

•	they may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

To the extent we make investments in restructurings and reorganizations they may be subject to greater regulatory and legal risks than other traditional direct investments in portfolio companies.

We may make investments in restructurings that involve, or otherwise invest in the debt securities of, companies that are experiencing or are expected to experience severe financial difficulties. These severe financial difficulties may never be overcome and may cause such companies to become subject to bankruptcy proceedings.

As such, these investments could subject us to certain additional potential liabilities that may exceed the value of our original investment therein. For instance, under certain circumstances, payments to us and our distributions to stockholders may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment or similar transaction under applicable bankruptcy and insolvency laws. Furthermore, investments in restructurings may be adversely affected by statutes relating to, among other things, fraudulent conveyances, voidable preferences, lender liability and the court’s discretionary power to disallow, subordinate or disenfranchise particular claims. Under certain circumstances, a lender that has inappropriately exercised control of the management and policies of a debtor may have its claims subordinated or disallowed, or may be found liable for damages suffered by parties as a result of such actions.

The lack of liquidity in our investments may adversely affect our business.

We generally make investments in private companies. Substantially all of these investments are subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we have material non-public information regarding such portfolio company.

We have not yet identified all of the portfolio companies we will invest in.

We have not yet identified all of the potential investments for our portfolio that we will acquire with the proceeds of the Private Offering. Our Investment Adviser selected our initial investments prior to our past drawdowns and will select subsequent investments prior to any subsequent drawdown. Our stockholders will have no input with respect to investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our common stock.

Our portfolio may be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

Although we do not intend to focus our investments in any specific industries, our portfolio may be concentrated in a limited number of portfolio companies and industries. Beyond the asset diversification requirements associated with our qualification as a RIC under Subchapter M of the Code and under the Revolving Credit Facility, we do not have fixed guidelines for diversification, and while we do not target any specific industries, our investments may be concentrated in relatively few industries. As a result, the aggregate returns we will realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of one or more investments. Additionally, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.

To the extent we use structured financing vehicles, we could be subject to heightened risk versus holding direct investments in underlying portfolio companies.

To finance investments, we may securitize certain of our investments, including through the formation of one or more CLOs, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers. Any interest in any such CLO held by the Company may be considered a “non-qualifying asset” for purposes of Section 55 of the Investment Company Act.

If we create a CLO, we will depend on distributions from the CLO’s assets out of its earnings and cash flows to enable us to make distributions to our stockholders. The ability of a CLO to make distributions or pay dividends will be subject to various limitations, including the terms and covenants of the debt it issues. For example, tests (based on interest coverage or other financial ratios or other criteria) may restrict our ability, as holder of a CLO’s equity interests, to receive cash flow from these investments. There is no assurance any such performance tests will be satisfied. Also, a CLO may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or the CLO may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of the CLO’s debt. As a result, there may be a lag, which could be significant, between the repayment or other realization on a loan or other assets in, and the distribution of cash out of, a CLO, or cash flow may be completely restricted for the life of the CLO.

In addition, a decline in the credit quality of loans in a CLO due to poor operating results of the relevant borrower, declines in the value of loan collateral or increases in defaults, among other things, may force a CLO to sell certain assets at a loss, reducing their earnings and, in turn, cash potentially available for distribution to us for distribution to our stockholders.

To the extent that any losses are incurred by the CLO in respect of any collateral, such losses will be borne first by us as owner of equity interests. Finally, any equity interests that we retain in a CLO will not be secured by the assets of the CLO and we will rank behind all creditors of the CLO.

Leveraged companies may enter into bankruptcy proceedings at higher rates than companies that are not leveraged and we invest in debt securities of these companies.

Leveraged companies, such as those in which we invest, may be more prone to bankruptcy or similar financial distress. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of the creditors. A bankruptcy filing by an issuer may adversely and permanently affect the issuer. If the proceeding is converted to a liquidation, the value of the issuer may not equal the liquidation value that was believed to exist at the time of the investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs of a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial.

Declines in the prices of corporate debt securities and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.

As a BDC, we are required to account for our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our Board of Directors. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. The unprecedented declines in prices and liquidity in the corporate debt markets from mid-2007 through early-2010 have resulted in significant net unrealized depreciation in the portfolios of many existing BDCs, reducing their net asset value. Depending on market conditions, we may face similar losses, which could reduce our net asset value and have a material adverse impact on our business, financial condition and results of operations.

Because we generally do not hold controlling equity interests in our portfolio companies, we may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

We do not intend to hold controlling equity positions in our portfolio companies. As a result, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or stockholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments. If any of the foregoing were to occur, our financial condition, results of operations and cash flow could suffer as a result.

An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies, a dependence on the talents and efforts of only a few key portfolio company personnel and a greater vulnerability to economic downturns.

We invest primarily in privately held companies. Generally, little public information exists about these companies, and we are required to rely on the ability of our Investment Adviser to obtain adequate information to evaluate the potential returns from investing in these companies. The due diligence process that our Investment Adviser undertakes in connection with our investments may not reveal all the facts that may be relevant in connection with such investment. If our Investment Adviser is unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Also, privately held companies frequently have less diverse product lines and smaller market presence than larger competitors. These factors could adversely affect our investment returns as compared to companies investing primarily in the securities of public companies.

Our portfolio companies may incur debt that ranks equally with some of our investments in such companies.

We invest in Middle Market Senior Loans issued by our portfolio companies. Our portfolio companies typically may be permitted to incur other debt that ranks equally with such debt instruments. In the case of debt ranking equally with debt securities in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

Our investments in foreign securities may involve significant risks in addition to the risks inherent in U.S. investments.

Our investment strategy contemplates investments in debt securities of foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

Although most of our investments are expected to be U.S. dollar-denominated, any investments denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments. We may employ hedging techniques to minimize these risks, but we can offer no assurance that we will, in fact, hedge currency risk, or that if we do, such strategies will be effective.

We may expose ourselves to risks if we engage in hedging transactions.

If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, credit default swaps, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates, credit risk premiums, and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. It may not be possible to hedge against an exchange rate or interest rate fluctuation at an acceptable price that is generally anticipated. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the effect of the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. We may determine not to hedge against particular risks, including if we determine that available hedging transactions are not available at an appropriate price.

We are dependent upon our Investment Adviser’s key investment professionals for our future success.

We depend on the diligence, skill and network of business contacts of the CGMSIM Investment Team and the GMS platform to source appropriate investments for us. We depend on members of the CGMSIM Investment Team to appropriately analyze our investments and our Investment Committee to approve and monitor our middle market portfolio investments. Messrs. Petrick, Kencel, Kurteson (Consultant to CGMSIM), Cox, Davamanirajan and Ms. Pace, together with the CGMSIM Investment Team, evaluate, negotiate, structure, close and monitor our investments. Our future success will depend on the continued service of Messrs. Petrick, Kencel, Kurteson, Cox, Davamanirajan and Ms. Pace and the other investment professionals available to CGMSIM. Neither we nor CGMSIM has employment agreements with these individuals or other key personnel, and we cannot provide any assurance that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his or her relationship with us. The loss of Messrs. Petrick, Kencel, Kurteson, Cox, Davamanirajan or Ms. Pace, or any of the other senior investment professionals to which CGMSIM has access, could have a material adverse effect on our ability to achieve our investment objective as well as on our financial condition and results of operations. In addition, our contract with CGMSIM is terminable by either party upon 60 days’ notice, and we can offer no assurance that CGMSIM will remain our Investment Adviser.

The principals of CGMSIM are and may in the future become affiliated with entities engaged in business activities similar to those conducted by us, and may have conflicts of interest in allocating their time. Messrs. Petrick, Kencel, Kurteson, Cox, Davamanirajan and Ms. Pace dedicate a significant portion of their time to our activities; however, they may be engaged in other business activities which could divert their time and attention in the future. In particular, Mr. Petrick will continue to have significant obligations with respect to other funds affiliated with Carlyle as well as his role on Carlyle’s Operating Committee, Ms. Pace will have significant obligations with respect to other structured credit funds managed by Carlyle, Mr. Davamanirajan will have significant obligations in his role as Chief Risk Officer of GMS, and Messrs. Kencel and Cox will continue to have obligations with respect to Churchill Cayman and GMS Finance. Mr. Kurteson is a Consultant to CGMSIM and may have other roles outside of CGMSIM. In addition, the CGMSIM Investment Team is responsible for sourcing and managing Middle Market Senior Loans and other middle market opportunistic investments for Churchill Cayman and GMS Finance and has obligations with respect to investors in those entities.

Our Investment Adviser may not be able to achieve the same or similar returns as those achieved by its principals while they were employed at prior positions.

Although in the past our Investment Adviser’s principals, including Messrs. Petrick, Kencel, Kurteson, Cox, Davamanirajan, and Ms. Pace, have held senior positions at a number of investment firms, including Churchill Financial and Carlyle, in their respective roles at such other firms, our Investment Adviser’s principals were part of a larger investment team, and they were not solely responsible for generating investment ideas, but were ultimately responsible for all investment decisions.

Risks Related to an Investment in Our Securities

There is a risk that our stockholders may not receive distributions or that our distributions may not grow over time.

We cannot provide any assurance that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We maintain our principal executive office at 520 Madison Avenue, 38th Floor, New York, NY 10022. We do not own any real estate.

Item 3. Legal Proceedings

The Company may become party to certain lawsuits in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. The Company is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company. See also Note 10 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our outstanding common stock will be offered and sold in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) under Section 4(2) and Regulation D, as well as under Regulation S under the Securities Act. There is no established public trading market for our common stock currently, nor can we give any assurance that one will develop.

Holders

As of March 14, 2014, there were approximately 29 holders of record of our common stock.

Distribution Policy

To the extent that we have taxable income available, we intend to distribute quarterly dividends to our stockholders. The amount of our dividends, if any, will be determined by our Board of Directors. Any dividends to our stockholders will be declared out of assets legally available for distribution. We anticipate that our distributions will generally be paid from post-offering taxable earnings, including interest and capital gains generated by our investment portfolio, and any other income, including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees, that we receive from portfolio companies. However, if we do not generate sufficient taxable earnings during a year, all or part of a distribution may constitute a return of capital. The specific tax characteristics of our dividends and other distributions will be reported to stockholders after the end of each calendar year.

We intend to be treated, and intend to qualify annually, as a RIC commencing with our 2013 taxable year. To maintain our qualification as a RIC, we must, among other things, distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders on an annual basis. In order to avoid certain excise taxes imposed on RICs, we intend to distribute during each calendar year an amount at least equal to the sum of: (1) 98% of our ordinary income for the calendar year; (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending on October 31 of the calendar year; and, (3) any ordinary income and capital gain net income (both long-term and short-term) for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. In addition, although we currently intend to distribute realized net capital gains (i.e., net long term capital gains in excess of short term capital losses), if any, at least annually, we may in the future decide to retain such capital gains for investment, pay U.S. federal income tax on such amounts at regular corporate tax rates, and elect to treat such gains as deemed distributions to stockholders. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, to the extent that we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the Investment Company Act or if distributions are limited by the terms of any of our borrowings.

We intend to make distributions in cash. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the Investment Company Act or if distributions are limited by the terms of any of our borrowings.

During the years ended December 31, 2013 and December 31, 2012, no dividends or distributions had been declared or paid by the Company.

Recent Sales of Unregistered Securities and Use of Proceeds

Except as previously reported by the Company on its current reports on Form 8-K, we did not sell any securities during the period covered by this Form 10-K that were not registered under the Securities Act.

Item 6. Selected Financial Data

The tables below set forth our selected consolidated historical financial data for the periods indicated. The selected consolidated historical financial data as of and for the year ended December 31, 2013 and as of December 31, 2012 have been derived from our audited consolidated financial statements, which are included in “Financial Statements and Supplementary Data” in Part II, Item 8 of this Form 10-K.

The selected consolidated financial information and other data presented below should be read in conjunction with the information contained in Part II, Item 7 of this Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements and the notes thereto included in Part II, Item 8 of this Form 10-K “Financial Statements and Supplementary Data”.

Year Ended December 31, 2013
(dollar amounts in thousands, except per share data)
Consolidated Statement of Operations Data
Income
Total investment income	$710
Expenses
Total expenses	1,823
Net investment income (loss)	(1,113)
Net realized gain (loss) on investments—non-controlled/non-affiliated*	—
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	(107)
Net increase (decrease) in net asset resulting from operations	(1,220)
Basic and diluted earnings per common share	$(2.00)

*	Amount was less than one.

	December 31, 2013	December 31, 2012 (2)
(dollar amounts in thousands, except per share data)
Consolidated Statements of Assets and Liabilities Data
Investments—non-controlled/non-affiliated, at fair value	$59,868	$—
Cash and cash equivalents	12,219	2
Total assets	74,238	2
Secured borrowings	25,506	—
Total liabilities	30,301	—
Total net assets	43,937	2
Net assets per share	$19.40	$20.00
Other Data:
Number of portfolio companies at year end	16	—
Average funded investments in new portfolio companies	3,748	—
Total return based on net asset value (1)	(3.00%)	—
Weighted average yield of portfolio at fair value	5.78%	—
Weighted average yield of portfolio at amortized cost	5.77%	—

(1)

Total return based on net asset value equals the change in net asset value during the year plus the declared dividends for the year ended December 31, 2013, divided by the beginning net asset value for the year. Total return does not reflect taxes paid on distributions or placement fees paid on capital drawdowns, if any. The

Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results. Total return is inclusive of $0.01 per share increase in NAV for the year related to the offering price of subscriptions. Excluding the effects of the higher offering price of subscriptions, total return would have been (3.05%) (Refer to Note 8 in Part II, Item 8 of this Form 10-K).
(2)	December 31, 2012 was not presented on a consolidated basis as NFIC SPV LLC was formed on June 18, 2013.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except per share data)

Management’s Discussion and Analysis should be read in conjunction with Part II, Item 8 of this Form 10-K “Financial Statements and Supplementary Data.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in Part I, Item 1A of this Form 10-K “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements.

NF Investment Corp. (“we,” “us,” “our,” “NFIC” or the “Company”) is a Maryland corporation formed on November 1, 2012, and structured as an externally managed, non-diversified closed-end investment company. On August 5, 2013, NFIC filed its election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). NFIC intends to be treated, and intends to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended, (the “Code”) commencing with its taxable year ending December 31, 2013.

NFIC’s investment objective is to generate current income and capital appreciation primarily through debt investments in U.S. middle market companies with approximately $10 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”). NFIC seeks to achieve its investment objective by investing primarily in first lien senior secured and unitranche loans to private U.S. middle market companies that are, in many cases, controlled by private equity investment firms (“Middle Market Senior Loans”).

PORTFOLIO AND INVESTMENT ACTIVITY

The fair value of our investments was approximately $59,868 in 16 portfolio companies as of December 31, 2013. The Company had no investments as of December 31, 2012.

The Company’s investment activity for the year ended December 31, 2013, is presented below (information presented herein is at amortized cost unless otherwise indicated).

Investments—non-controlled/non-affiliated:
Total Investments—non-controlled/non-affiliated as of January 1, 2013	$—
New investments	60,006
Net accretion of discount on securities	15
Net realized gain (loss) on investments *	—
Investments sold or repaid	(46)

Total Investments—non-controlled/non-affiliated as of December 31, 2013	$59,975

Principal amount of investments funded:
First Lien Debt	$60,519

Total	$60,519

Principal amount of investments sold or repaid:
First Lien Debt	$46

Total	$46

Number of new funded investments	16
Average new funded investment amount	$3,748
Percentage of new funded debt investments at floating rates	100%

*	Amount was less than one.

As of December 31, 2013, investments—non-controlled/non-affiliated consisted of the following:

	Amortized Cost	Fair Value
First Lien Debt	$59,975	$59,868

Total	$59,975	$59,868

The weighted average yields (1) of our portfolio, based on the amortized cost and fair value as of December 31, 2013, were as follows:

	Amortized Cost	Fair Value
First Lien Debt	5.77%	5.78%

Total	5.77%	5.78%

(1)	Yields do not include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2013.

RESULTS OF OPERATIONS

For the year ended December 31, 2013

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation.

Investment Income

Interest income from non-controlled/non-affiliated investments	$710

Total investment income	$710

The interest income for the year ended December 31, 2013 was driven by our deployment of capital and increasing invested balance. As of December 31, 2013, the size of our portfolio was $59,975 at amortized cost, with total par outstanding of $60,473. As of December 31, 2013, our portfolio had a weighted average yield of 5.77% on amortized cost.

Net investment income (loss) for the year ended December 31, 2013 was as follows:

Total investment income from non-controlled/non-affiliated investments	$710
Total expenses	(1,823)

Net investment income (loss)	$(1,113)

Expenses

For the year ended December 31, 2013
Management fees	$27
Organization expenses	618
Professional fees	590
Administrative service fees	74
Interest expense	41
Credit facility fees	214
Directors’ fees and expenses	154
Transfer agency fees	16
Other general and administrative	89

Total expenses	$1,823

Interest expense and credit facility fees for the year ended December 31, 2013 were comprised of the following:

Interest expense	$41
Facility unused commitment fee	85
Amortization of deferred financing costs	109
Other fees	20

Total interest expense and credit facility fees	$255

Cash paid for interest expense	$—

For the period from October 17, 2013 (initial date the Company borrowed under the Revolving Credit Facility) through December 31, 2013, the average stated interest rate was 1.66% and average principal debt outstanding was $11,775.

For the year ended December 31, 2013, there were secured borrowings of $25,506 under the Revolving Credit Facility, the entire balance of which was outstanding as of December 31, 2013. As of December 31, 2012, there were no secured borrowings outstanding.

The management fees for the year ended December 31, 2013 were driven by our deployment of capital and increasing invested balance. See Note 5 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for more information on the management fees.

Organization expenses include expenses incurred in the initial formation of the Company. Professional fees include legal, rating agencies, audit, tax, valuation, technology and other professional fees incurred related to the management of the Company. Administrative service fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers and their respective staff. Other general and administrative expenses include insurance, filing, research, subscriptions and other costs.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments

During the year ended December 31, 2013, the Company had a change in unrealized appreciation on 7 investments totaling approximately $317, which was offset by a change in unrealized depreciation on 11 investments totaling approximately $424.

For the year ended December 31, 2013
Net realized gain (loss) on investments—non-controlled/non-affiliated*	$—
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	(107)

Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$(107)

*	Amount was less than one.

Net realized gain (loss) and net change in unrealized appreciation (depreciation) for the year ended December 31, 2013 was as follows:

Type	Net realized gain (loss)*	Net change in unrealized appreciation (depreciation)
First Lien Debt	$—	$(107)

Total	$—	$(107)

*	Amount was less than one.

The changes in unrealized appreciation (depreciation) for the year ended December 31, 2013, consisted of the following:

First Lien Debt
Aquilex LLC	$—
Ascensus, Inc.	12
Dialysis Newco, Inc., d/b/a DSI Renal	52
InterWrap Corp.	(51)
Landslide Holdings, Inc. (LANDesk Software)	43
Miller Heiman, Inc.	71
National Technical Systems, Inc.	(11)
NES Global Talent Finance US LLC	76
System Maintenance Services Holding, Inc.	(76)
The Topps Company, Inc.	(16)
Transilwrap Company, Inc.	(151)
Violin Finco S.A.R.L. (Alexander Mann Solutions)	(9)
Vitera Healthcare Solutions, LLC	39
W/S Packaging Group, Inc.	(17)
Watchfire Enterprises, Inc.	(93)
Zest Holdings, LLC	24

First Lien Debt Total	(107)

Net change in unrealized appreciation (depreciation) on investments-non-controlled/non-affiliated	$(107)

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company generates cash from the net proceeds of offerings of our common stock and through cash flows from operations, including investment sales and repayments as well as income earned on investments and cash equivalents. We may also fund a portion of our investments through borrowings under the Borrower Sub’s Revolving Credit Facility. The Revolving Credit Facility provides for secured borrowings up to the lesser of $175,000 or the amount of capital commitments the Company has received with an accordion feature that can, subject to certain conditions, increase the aggregate maximum credit commitment up to an amount not to exceed $262,500, subject to restrictions imposed on borrowings under the Investment Company Act and adequate collateral to support such borrowings. For more information on the Revolving Credit Facility, see Note 6 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our stockholders and for other general corporate purposes.

As of December 31, 2013, the Company had $12,219 in cash and $25,506 indebtedness outstanding. As of December 31, 2013, $4,710 was available for borrowings under the Revolving Credit Facility based on the computation of collateral to support the borrowings. As of December 31, 2013, the unused portion of the Revolving Credit Facility upon which commitment fees are based was $149,494. As of December 31, 2012, the Company had $2 of cash and had not completed the Initial Closing, commenced operations or incurred any liabilities for outstanding borrowings.

Equity Activity

There were $80,075 of commitments made to the Company during the year ended December 31, 2013. Total commitments of the Company were $80,077 as of December 31, 2013. The Company had no commitments as of December 31, 2012, except for the initial funding by the Investment Adviser of $2.

As of December 31, 2013, $34,875 of total commitments was unfunded. As of December 31, 2013, $5,077 of total commitments were made by the Investment Adviser, members of senior management, and certain employees, partners, and affiliates of the Investment Adviser. As of December 31, 2013, certain directors have committed $1,050 in capital commitments to the Company.

Shares issued as of December 31, 2013 and December 31, 2012 were 2,265,375 and 100, respectively.

The following table summarizes activity in the number of shares of our common stock outstanding during year ended December 31, 2013:

Common stock shares in issue
Shares in issue, beginning of year	100
Common stock issued	2,265,275

Shares in issue, end of year	2,265,375

Upon the earlier of the August 6, 2018 or the completion of a Qualified IPO by GMS Finance, investors will be released from any further obligation to purchase additional shares of common stock, subject to certain exceptions contained in the subscription agreement.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows as of December 31, 2013:

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Secured Borrowings	25,506	—	—	—	25,506

For more information on the Revolving Credit Facility, see Note 6 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

As of December 31, 2013, $25,506 of secured borrowings were outstanding under the Revolving Credit Facility. For the year ended December 31, 2013, we incurred $41 interest expense and $85 of commitment fees on the unused portion of the Revolving Credit Facility.

OFF BALANCE SHEET ARRANGEMENTS

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of December 31, 2013 and December 31, 2012 included in Part II, Item 8 of this Form 10-K, for any such exposure.

We may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.

The Company had the following commitments to fund delayed draw and revolving senior secured loans, none of which were funded:

	Par Value as of
	December 31, 2013	December 31, 2012
Unfunded delayed draw commitments	$790	$—
Unfunded revolving term loan commitments	226	—

Total unfunded commitments	$1,016	$—

DIVIDENDS AND DISTRIBUTIONS TO COMMON STOCKHOLDERS

Dividends and distributions, if any, are paid in cash to common stockholders. During the years ended December 31, 2013 and December 31, 2012, no dividends or distributions had been declared or paid by the Company. On March 13, 2014, the Company declared its first dividend of $0.04 per share for the quarter ending March 31, 2014, which is payable on April 14, 2014 to holders of record of common stock at the close of business on March 31, 2014.

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in connection with our “Risk Factors” in Part I, Item 1A of this Form 10-K.

Fair Value Measurements

The Company applies fair value accounting in accordance with the terms of Financial Accounting Standards Board ASC Topic 820, Fair Value Measurement and Disclosures (“ASC 820”). ASC 820 defines fair value as the amount that would be exchanged to sell an asset or transfer a liability in an orderly transfer between market participants at the measurement date. The Company values securities/instruments traded in active markets on the measurement date by multiplying the closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Company may also obtain quotes with respect to certain of its investments, such as its securities/instruments traded in active markets and its liquid securities/instruments that are not traded in active markets, from pricing services, brokers, or counterparties. When doing so, the Company determines and documents whether the quote obtained is sufficient according to US GAAP to determine the fair value of the security. The Company may use the quote obtained or alternative pricing sources may be utilized including valuation techniques typically utilized for illiquid securities/instruments.

Securities/instruments that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser or the Board of Directors, does not represent fair value shall each be valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment and include comparable public market valuations, comparable precedent transaction valuations and/or discounted cash flow analyses. The process generally used to determine the applicable value is as follows: (i) the value of each portfolio company or investment is initially reviewed by the investment professionals responsible for such portfolio company or investment and, for non-traded investments, a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs is used to determine a preliminary value; (ii) preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of members of senior management; (iii) the Board of Directors engages one or more third-party valuation firms to provide positive assurance on portions of the portfolio each quarter (such that each non-traded investment is reviewed by a third-party valuation firm at least once annually) including a review of management’s preliminary valuation and conclusion on fair value; (iv) the Audit Committee of the Board of Directors (the “Audit Committee”) reviews the assessments of the Investment Adviser and, where appropriate, the respective third-party valuation firms and provides the Board of Directors with any recommendations with respect to changes to the fair value of each investment in the portfolio; and (v) the Board of Directors discusses the valuation recommendations of the Audit Committee and determines the fair value of each investment in the portfolio in good faith based on the input of the Investment Adviser and, where applicable, the respective third-party valuation firms.

All factors that might materially impact the value of an investment are considered, including, but not limited to the assessment of the following factors, as relevant:

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

Investment performance data utilized are the most recently available financial statements and compliance certificate received from the portfolio companies as of the measurement date which in many cases may reflect a lag in information.

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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different than the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of December 31, 2013.

US GAAP establishes a hierarchal disclosure framework which ranks the level of observability of market price inputs used in measuring investments at fair value. The observability of inputs is impacted by a number of factors, including the type of investment and the characteristics specific to the investment and state of the marketplace, including the existence and transparency of transactions between market participants. Investments with readily available quoted prices or for which fair value can be measured from quoted prices in active markets generally have a higher degree of market price observability and a lesser degree of judgment applied in determining fair value.

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

The fair value of the secured borrowings approximates its carrying value and is categorized as Level III within the hierarchy. Secured borrowings are valued generally using discounted cash flow analysis. The significant unobservable inputs used in the fair value measurement of the Company’s secured borrowings are discount rates. Significant increases in discount rates would result in a significantly lower fair value measurement.

The fair value of other financial assets and liabilities approximates their carrying value based on the short term nature of these items.

See Note 4 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information on fair value measurements.

Use of Estimates

The preparation of consolidated financial statements as of December 31, 2013 and the Statement of Assets and Liabilities as of December 31, 2012 included in Part II, Item 8 of this Form 10-K in conformity with US GAAP requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. It also requires management to exercise judgment in the process of applying the Company’s accounting policies. Assumptions and estimates regarding the valuation of investments and their resulting impact on management fees involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the consolidated financial statements as of December 31, 2013 and the Statement of Assets and Liabilities as of December 31, 2012 included in Part II, Item 8 of this Form 10-K. Actual results could differ from these estimates and such differences could be material.

Investments

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation on investments as presented in the Consolidated Statement of Operations included in Part II, Item 8 of this Form 10-K reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

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

Other Income

Other income may include income such as consent, waiver and amendment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive a fee for guaranteeing the outstanding debt of a portfolio company. Such fee will be amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the Consolidated Statement of Assets and Liabilities included in Part II, Item 8 of this Form 10-K.

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

Income Taxes

For federal income tax purposes, NFIC intends to be treated as a RIC under the Code, and intends to make the required distributions to its stockholders as specified therein. In order to qualify as a RIC, NFIC must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then NFIC is generally required to pay income taxes only on the portion of its taxable income and gains it does not distribute.

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

In addition, based on the excise distribution requirements, NFIC is subject to a 4% nondeductible federal excise tax on undistributed income unless NFIC distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by NFIC that is subject to corporate income tax is considered to have been distributed. NFIC intends to make sufficient distributions each taxable year to satisfy the excise distribution requirements.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense.

The Borrower Sub is a disregarded entity for tax purposes and is consolidated with the return of NFIC.

Capital Calls and Dividends and Distributions to Common Stockholders

The Company records the shares issued in connection with capital calls as of the effective date, or due date, of the capital call, which is the date shares are issued. To the extent that the Company has taxable income available, the Company intends to make quarterly distributions to its common stockholders. Dividends and distributions to common stockholders will be recorded on the record/ex-dividend date and paid in cash. The amount to be distributed will be determined by the Board of Directors each quarter and will generally be based upon the taxable earnings estimated by management and available cash. Net realized capital gains, if any, will generally be distributed at least annually, although the Company may decide to retain such capital gains for investment.

RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

On July 10, 2013, the Company’s Board of Directors, including a majority of the directors who are not interested persons as defined in the Investment Company Act, approved the Investment Advisory Agreement between the Company and the Investment Adviser in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, Section 15(c) of the Investment Company Act. Subject to the overall supervision of the Board of Directors, the Investment Adviser provides investment advisory services to the Company. For providing these services, the Investment Adviser receives a management fee from the Company.

The management fee is calculated and payable quarterly in arrears at an annual rate of 0.25% of the average value of the gross assets of the Company at the end of the two most recently completed fiscal quarters, excluding any cash and cash equivalents and including assets acquired with leverage from use of the Revolving Credit Facility (see Note 6, “Borrowings” in Part II, Item 8 of this Form 10-K). For purposes of this calculation, cash and cash equivalents include any temporary investments in cash-equivalents, U.S. government securities and other high quality investment grade debt investments that mature in 12 months or less from the date of investment. The management fee for any partial quarter is prorated. As such, management fees for the year ended December 31, 2013 were calculated commencing after August 7, 2013, the date the Company first called capital from investors.

On July 10, 2013, the Investment Adviser entered into a personnel agreement with Carlyle Employee Co., pursuant to which Carlyle Employee Co. provides the Investment Adviser with access to investment professionals.

Administration Agreement

On July 10, 2013, the Company’s Board of Directors approved the Administration Agreement between the Company and the Administrator. Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements equal to an amount that reimburses the Administrator for its costs and expenses and the Company’s allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the compensation paid to or compensatory distributions received by the Company’s officers (including the Chief Compliance Officer and Chief Financial Officer) and respective staff who provide services to the Company, operations staff who provide services to the Company, and any internal audit staff, to the extent internal audit performs a role in the Sarbanes-Oxley Act internal control assessment. Reimbursement under the Administration Agreement occurs quarterly in arrears.

Sub-Administration Agreements

On July 10, 2013, the Administrator entered into sub-administration agreements with Carlyle Employee Co., and CELF. Pursuant to the agreements, Carlyle Employee Co. and CELF provide the Administrator with access to personnel.

On July 10, 2013, the Administrator entered into a sub-administration agreement with State Street.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in the valuations of our investment portfolio and interest rates.

Valuation Risk

Our investments may not have a readily available market price, and we value these investments at fair value as determined in good faith by our Board of Directors in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is possible that the difference could be material.

Interest Rate Risk

During the year ended December 31, 2013, certain of the investments held in the Company’s portfolio had floating interest rates. Interest rates on the investments held within the Company’s portfolio of investments are typically based on floating LIBOR, with many of these investments also having a LIBOR floor. Additionally, the Company’s Revolving Credit Facility is also subject to floating interest rates and is currently paid based on floating LIBOR rates.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.

The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from the Company’s settled portfolio of investments held as of December 31, 2013. These hypothetical calculations are based on a model of the settled investments in our portfolio, held as of December 31, 2013, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings as of December 31, 2013 and based on the terms of the Company’s Revolving Credit Facility. Interest expense on the Company’s Revolving Credit Facility is calculated using the interest rate as of December 31, 2013, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.

The Company regularly measures exposure to interest rate risk. The Company assesses interest rate risk and manages interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2013, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled investments (considering interest rate floors for variable rate instruments) and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$1,355	$(765)	$590
Up 200 basis points	751	(510)	241
Up 100 basis points	146	(255)	(109)
Down 100 basis points	(20)	43	23
Down 200 basis points	(39)	43	4
Down 300 basis points	$(59)	$43	$(16)

Item 8. Financial Statements and Supplementary Data

NF INVESTMENT CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of NF Investment Corp.

We have audited the accompanying consolidated statement of assets and liabilities of NF Investment Corp. (the “Company”) as of December 31, 2013, including the consolidated schedule of investments, and statement of assets and liabilities as of December 31, 2012, and the related consolidated statements of operations, cash flows and changes in net assets for the year ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2013, by correspondence with the debt agents. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NF Investment Corp. at December 31, 2013, the financial position of NF Investment Corp. at December 31, 2012, the consolidated results of its operations and its cash flows, and the changes in its net assets for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young, LLP

New York, NY

March 14, 2014

NF INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(dollar amounts in thousands, except per share data)

	December 31, 2013	December 31, 2012*
ASSETS
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $59,975 and $0, respectively)	$59,868	$—
Cash and cash equivalents	12,219	2
Deferred financing costs	1,931	—
Interest receivable	197	—
Prepaid expenses and other assets	23	—

Total assets	$74,238	$2

LIABILITIES
Payable for investments purchased	$3,491	$—
Secured borrowings (Note 6)	25,506	—
Due to Investment Adviser (Note 5)	742	—
Interest and credit facility fees payable (Note 6)	146	—
Management fees payable (Note 5)	27	—
Administrative service fees payable	74	—
Other accrued expenses and liabilities	315	—

Total liabilities	30,301	—

Commitments and contingencies (Notes 7 and 11)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 2,265,375 shares and 100 shares, respectively, issued and outstanding	23	—
Paid-in capital in excess of par value	44,667	2
Offering costs	(45)	—
Accumulated net investment income (loss)	(601)	—
Net accumulated realized gain (loss)	—	—
Net change in unrealized appreciation (depreciation)	(107)	—

Total net assets	$43,937	$2

NET ASSETS PER SHARE	$19.40	$20.00

*	December 31, 2012 was not presented on a consolidated basis as NFIC SPV LLC was formed on June 18, 2013.

The accompanying notes are an integral part of these consolidated financial statements.

NF INVESTMENT CORP.

CONSOLIDATED STATEMENT OF OPERATIONS

(dollar amounts in thousands, except per share data)

For the year ended December 31, 2013
Investment income:
Interest income from non-controlled/non-affiliated investments	$710

Total investment income	710

Expenses:
Management fees (Note 5)	27
Organization expenses	618
Professional fees	590
Administrative service fees (Note 5)	74
Interest expense (Note 6)	41
Credit facility fees (Note 6)	214
Directors’ fees and expenses	154
Transfer agency fees	16
Other general and administrative	89

Total expenses	1,823

Net investment income (loss)	(1,113)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments:
Net realized gain (loss) on investments—non-controlled/non-affiliated*	—
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	(107)

Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(107)

Net increase (decrease) in net assets resulting from operations	$(1,220)

Basic and diluted earnings per common share (Note 8)	$(2.00)

Weighted-average shares of common stock outstanding—Basic and Diluted (Note 8)	609,150

*	Amount was less than one.

The accompanying notes are an integral part of these consolidated financial statements.

NF INVESTMENT CORP.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(dollar amounts in thousands)

For the year ended December 31, 2013
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$(1,113)
Net realized gain (loss) on investments— non-controlled/non-affiliated *	—
Net change in unrealized appreciation (depreciation) on investments— non-controlled/non-affiliated	(107)

Net increase (decrease) in net assets resulting from operations	(1,220)

Capital transactions:
Common stock issued	45,200
Less: offering costs	(45)

Total capital share transactions	45,155

Net increase (decrease) in net assets	43,935

Net assets at beginning of year	2

Net assets at end of year	$43,937

Accumulated net investment income (loss) included in net assets at end of year	$(601)

*	Amount was less than one.

The accompanying notes are an integral part of these consolidated financial statements.

NF INVESTMENT CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollar amounts in thousands)

For the year ended December 31, 2013
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(1,220)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	109
Net accretion of discount on securities	(15)
Net realized (gain) loss on investments—non-controlled/non-affiliated*	—
Net change in unrealized (appreciation) depreciation on investments—non-controlled/non-affiliated	107
Cost of investments purchased	(56,515)
Proceeds from repayments of investments	46
Changes in operating assets:
Interest receivable	(197)
Prepaid expenses and other assets	(23)
Changes in operating liabilities:
Due to Investment Adviser	604
Interest and credit facility fees payable	146
Management fees payable	27
Administrative service fees payable	74
Other accrued expenses and liabilities	315

Net cash provided by (used in) operating activities	(56,542)

Cash flows from financing activities:
Proceeds from issuance of common stock	45,200
Borrowings on revolving credit facility	25,506
Debt issuance costs	(1,902)
Offering costs from issuance of common stock	(45)

Net cash provided by (used in) financing activities	68,759

Net increase (decrease) in cash and cash equivalents	12,217
Cash and cash equivalents, beginning of year	2

Cash and cash equivalents, end of year	$12,219

Supplemental disclosures of non-cash transactions:
Financing costs due to Investment Adviser	$138

*	Amount was less than one.

The accompanying notes are an integral part of these consolidated financial statements.

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2013

(dollar amounts in thousands)

Portfolio Company (1)	Industry	Interest Rate	Maturity Date	Acquisition Date	Par Amount	Amortized Cost (5)	Fair Value (6)	Percentage of Net Assets
Investments—non-controlled/non-affiliated

First Lien Debt (100.00%)
Aquilex LLC (2) (3) (4)	Environmental Industries	5.00%	12/31/2020	12/20/2013	$3,500	$3,495	$3,495	7.94%
Ascensus, Inc. (2) (3) (4)	Banking, Finance, Insurance & Real Estate	5.00	12/2/2019	12/2/2013	6,000	5,972	5,984	13.62
Dialysis Newco, Inc., d/b/a DSI Renal (2) (3) (4)	Healthcare & Pharmaceuticals	5.25	8/16/2020	8/16/2013	4,250	4,210	4,262	9.70
InterWrap Corp. (Canada) (2) (3) (4) (7)	Construction & Building	6.50	11/1/2018	10/31/2013	1,964	1,947	1,896	4.31
Landslide Holdings, Inc. (LANDesk Software) (2) (3) (4)	High Tech Industries	5.25	8/9/2019	8/7/2013	3,028	3,001	3,044	6.93
Miller Heiman, Inc. (2)(3) (4)	Business Services	6.75	9/30/2019	10/1/2013	4,375	4,333	4,404	10.02
National Technical Systems, Inc. (2) (3) (4) (8)	Aerospace & Defense	6.75	11/22/2018	11/22/2013	3,048	3,012	3,001	6.83
NES Global Talent Finance US LLC (United Kingdom) (2) (3) (4) (7)	Energy: Oil & Gas	6.50	10/3/2019	10/2/2013	3,500	3,433	3,509	7.99
System Maintenance Services Holding, Inc. (2) (3) (4)	High Tech Industries	5.25	10/18/2019	10/18/2013	3,263	3,251	3,175	7.23
The Topps Company, Inc. (2) (3) (4)	Non-durable Consumer Goods	7.25	10/2/2018	10/1/2013	4,070	4,031	4,015	9.14
Transilwrap Company, Inc. (2) (3) (4) (9)	Chemicals, Plastics and Rubber	5.00	11/22/2019	10/20/2013	4,375	4,367	4,216	9.60
Violin Finco S.A.R.L. (Alexander Mann Solutions) (United Kingdom) (2) (3) (4) (7)	Business Services	5.75	12/20/2019	12/18/2013	3,500	3,467	3,458	7.87
Vitera Healthcare Solutions, LLC (2) (3) (4)	Healthcare & Pharmaceuticals	6.00	11/4/2020	11/1/2013	3,370	3,338	3,377	7.69
W/S Packaging Group, Inc. (2) (3) (4)	Containers, Packaging & Glass	5.00	8/9/2019	8/8/2013	4,375	4,358	4,341	9.88
Watchfire Enterprises, Inc. (2) (3) (4)	Media: Advertising, Printing & Publishing	5.25	10/2/2020	10/2/2013	3,491	3,479	3,386	7.71
Zest Holdings, LLC (2) (3) (4)	Durable Consumer Goods	6.50	8/16/2020	8/14/2013	4,364	4,281	4,305	9.80

First Lien Debt Total						59,975	59,868	136.26

Total Investments—non-controlled/non-affiliated						$59,975	$59,868	136.26%

(1)	Unless otherwise indicated, investments of NF Investment Corp. (“NFIC” or the “Company”) are domiciled in the United States. Under the Investment Company Act of 1940, as amended (the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2013, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2013, the Company is not an “affiliated person” of any portfolio company.
(2)	Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), which generally reset quarterly. For each such loan, the Company has provided the interest rate in effect as of December 31, 2013.
(3)	Loan includes interest rate floor feature.
(4)	These assets are owned by the Company’s wholly owned subsidiary, NFIC SPV LLC (the “Borrower Sub”). The Borrower Sub has a revolving credit facility with various lenders (the “Revolving Credit Facility”). The lenders of the Revolving Credit Facility have a first lien security interest in all of the assets of the Borrower Sub (see Note 6, Borrowings) and such assets are not generally available to creditors of NFIC other than to satisfy obligations of the Borrower Sub under the Revolving Credit Facility.
(5)	Amortized cost represents original cost, including loan origination fees, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.
(6)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (Notes 2 and 4), pursuant to the Company’s valuation policies.
(7)	The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets
(8)	National Technical Systems, Inc. has an undrawn delayed draw term loan of $790 par value at LIBOR + 5.50%, 1.25% floor and an undrawn revolver of $226 par value at LIBOR + 5.50%, 1.25% floor. An unused rate of 1.25% and 0.50% is charged on the delayed draw term loan and revolver principal, respectively, while undrawn. The delayed draw term loan and revolver are both owned by the Company.
(9)	Transilwrap Company, Inc. is partially owned by the Company ($875 par value) with the remaining $3,750 par value owned by the Borrower Sub as indicated in Note 4 above.

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2013

(dollar amounts in thousands)

The type and industrial composition of investments as of December 31, 2013 were as follows:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$59,975	$59,868	100.00%

Total	$59,975	$59,868	100.00%

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$3,012	$3,001	5.01%
Banking, Finance, Insurance & Real Estate	5,972	5,984	10.00
Business Services	7,800	7,862	13.13
Chemicals, Plastics & Rubber	4,367	4,216	7.04
Construction & Building	1,947	1,896	3.17
Containers, Packaging & Glass	4,358	4,341	7.25
Durable Consumer Goods	4,281	4,305	7.19
Energy: Oil & Gas	3,433	3,509	5.86
Environmental Industries	3,495	3,495	5.84
Healthcare & Pharmaceuticals	7,548	7,639	12.76
High Tech Industries	6,252	6,219	10.39
Media: Advertising, Printing & Publishing	3,479	3,386	5.65
Non-durable Consumer Goods	4,031	4,015	6.71

Total	$59,975	$59,868	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

NF INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2013

(dollar amounts in thousands, except per share data)

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

NFIC’s investment objective is to generate current income and capital appreciation primarily through debt investments in U.S. middle market companies with approximately $10 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”). NFIC seeks to achieve its investment objective by investing primarily in first lien senior secured and unitranche loans to private U.S. middle market companies that are, in many cases, controlled by private equity investment firms (“Middle Market Senior Loans”).

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

NFIC SPV LLC (the “Borrower Sub”) is a Delaware limited liability company that was formed on June 18, 2013. The Borrower Sub invests in first lien senior secured loans. The Borrower Sub is a wholly-owned subsidiary of the Company and is consolidated in these consolidated financial statements commencing from the date of its formation, June 18, 2013.

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

After the earlier of August 6, 2018 or the completion of an initial public offering by Carlyle GMS Finance, Inc. (another business development company managed by the Investment Adviser) that results in an unaffiliated public float of at least 15% of its aggregate capital commitments (a “Qualified IPO”), the Board of Directors (subject to any necessary stockholder approvals and applicable requirements of the Investment Company Act) will use its best efforts to wind down and/or liquidate and dissolve the Company. These efforts may include cash tender offers from time to time as proceeds become available. Refer to sec.gov website for further information on Carlyle GMS Finance, Inc.

As a BDC, NFIC is required to comply with certain regulatory requirements. As part of these requirements, the Company must not acquire any assets other than “qualifying assets” specified in the Investment Company Act unless, at the time the acquisition is made, at least 70% of its total assets are qualifying assets (with certain limited exceptions).

NFIC intends to be treated, and intends to comply with the requirements to qualify annually, as a RIC under the Code, and operates in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, NFIC must, among other things, meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders generally at least 90% of its investment company taxable income, as defined by the Code, for each year. Pursuant to this election, NFIC generally does not have to pay corporate level taxes on any income that it distributes to stockholders, provided that NFIC satisfies those requirements.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements as of December 31, 2013 and the Statement of Assets and Liabilities as of December 31, 2012, for the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“US GAAP”). The consolidated financial statements as of December 31, 2013 include the accounts of NFIC and its wholly-owned subsidiary, the Borrower Sub. All significant intercompany balances and transactions have been eliminated. Management has determined that NFIC and the Borrower Sub are both investment companies for the purposes of financial reporting and NFIC will consolidate the Borrower Sub. The Borrower Sub was formed on June 18, 2013, therefore it had no assets or liabilities to consolidate as of December 31, 2012. US GAAP for an investment company requires investments to be recorded at estimated fair value. The carrying value for all other assets and liabilities approximates their fair value.

Annual financial statements are prepared in accordance with US GAAP for annual financial information and pursuant to the requirements for reporting on Form 10-K and Article 6 of Regulation S-X. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the year presented have been included.

Use of Estimates

The preparation of consolidated financial statements as of December 31, 2013 and the Statement of Assets and Liabilities as of December 31, 2012 in conformity with US GAAP requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. It also requires management to exercise judgment in the process of applying the Company’s accounting policies. Assumptions and estimates regarding the valuation of investments and their resulting impact on management fees involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the consolidated financial statements as of December 31, 2013 and the Statement of Assets and Liabilities as of December 31, 2012. Actual results could differ from these estimates and such differences could be material.

Investments

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation on investments as presented in the accompanying Consolidated Statement of Operations reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. See Note 4 for further information about fair value measurements.

Cash and cash equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments (e.g. money market funds, U.S. treasury notes) with original maturities of three months or loss. Cash equivalents are carried at amortized cost which approximates fair value. The Company’s cash and cash equivalents are held with a large financial institution and cash held in such financial institutions may, at times, exceed the Federal Deposit Insurance Corporation insured limit.

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

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. For the year ended December 31, 2013, no loans in the portfolio contained PIK provisions.

Other Income

Other income may include income such as consent, waiver and amendment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive a fee for guaranteeing the outstanding debt of a portfolio company. Such fee will be amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Consolidated Statement of Assets and Liabilities. For the year ended December 31, 2013, there was no other income.

Non-Accrual Income

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2013, no loans in the portfolio were on non-accrual status.

Revolving Credit Facility, Related Costs, Expenses and Deferred Financing Costs (See Note 6, Borrowings)

Interest expense and commitment fees on the Revolving Credit Facility (as defined in Note 6) are recorded on an accrual basis. Commitment fees are included in credit facility fees in the accompanying Consolidated Statement of Operations. Interest expense of $41 has been incurred by the Company for the year ended December 31, 2013.

The Revolving Credit Facility is recorded at carrying value, which approximates fair value.

Deferred financing costs consist of capitalized expenses related to the origination of the Revolving Credit Facility. Amortization of deferred financing costs is computed on the straight-line basis over the term of the Revolving Credit Facility agreement. The amortization of such costs is included in credit facility fees in the accompanying Consolidated Statement of Operations.

Organization and Offering Costs

The Company agreed to reimburse the Investment Adviser for initial organization and offering costs incurred on behalf of NFIC up to $750. As of December 31, 2013, $663 of organization and offering costs had been incurred by NFIC. The $663 of incurred organization and offering costs are allocated to all stockholders based on their respective capital commitment and are re-allocated amongst all stockholders at the time of each capital drawdown subsequent to the Initial Closing. The Company’s organization costs incurred are expensed and the offering costs are charged against equity when incurred.

Income Taxes

For federal income tax purposes, NFIC intends to be treated as a RIC under the Code, and intends to make the required distributions to its stockholders as specified therein. In order to qualify as a RIC, NFIC must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then NFIC is generally required to pay income taxes only on the portion of its taxable income and gains it does not distribute.

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

In addition, based on the excise distribution requirements, NFIC is subject to a 4% nondeductible federal excise tax on undistributed income unless NFIC distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by NFIC that is subject to corporate income tax is considered to have been distributed. NFIC intends to make sufficient distributions each taxable year to satisfy the excise distribution requirements.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense.

The Borrower Sub is a disregarded entity for tax purposes and is consolidated with the return of NFIC.

Capital Calls and Dividends and Distributions to Common Stockholders

The Company records the shares issued in connection with capital calls as of the effective date, or due date, of the capital call, which is the date shares are issued. To the extent that the Company has taxable income available, the Company intends to make quarterly distributions to its common stockholders. Dividends and distributions to common stockholders will be recorded on the record/ex-dividend date and paid in cash. The amount to be distributed will be determined by the Board of Directors each quarter and will generally be based upon the taxable earnings estimated by management and available cash. Net realized capital gains, if any, will generally be distributed at least annually, although the Company may decide to retain such capital gains for investment.

During the years ended December 31, 2013 and December 31, 2012, no dividends or distributions had been declared or paid by the Company.

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

3. INVESTMENTS

As of December 31, 2013, investments—non-controlled/non-affiliated, at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$59,975	$59,868	100.00%

Total	$59,975	$59,868	100.00%

The geographical composition of investments—non-controlled/non-affiliated at fair value as of December 31, 2013, was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Canada	$1,947	$1,896	3.17%
United Kingdom	6,900	6,967	11.64
United States	51,128	51,005	85.19

Total	$59,975	$59,868	100.00%

The industrial composition of investments – non-controlled/non-affiliated at fair value as of December 31, 2013, was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$3,012	$3,001	5.01%
Banking, Finance, Insurance & Real Estate	5,972	5,984	10.00
Business Services	7,800	7,862	13.13
Chemicals, Plastics & Rubber	4,367	4,216	7.04
Construction & Building	1,947	1,896	3.17
Containers, Packaging & Glass	4,358	4,341	7.25
Durable Consumer Goods	4,281	4,305	7.19
Energy: Oil & Gas	3,433	3,509	5.86
Environmental Industries	3,495	3,495	5.84
Healthcare & Pharmaceuticals	7,548	7,639	12.76
High Tech Industries	6,252	6,219	10.39
Media: Advertising, Printing & Publishing	3,479	3,386	5.65
Non-durable Consumer Goods	4,031	4,015	6.71

Total	$59,975	$59,868	100.00%

The Company had no investments as of December 31, 2012.

4. FAIR VALUE MEASUREMENTS

The Company applies fair value accounting in accordance with the terms of Financial Accounting Standards Board ASC Topic 820, Fair Value Measurement and Disclosures (“ASC 820”). ASC 820 defines fair value as the amount that would be exchanged to sell an asset or transfer a liability in an orderly transfer between market participants at the measurement date. The Company values securities/instruments traded in active markets on the measurement date by multiplying the closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Company may also obtain quotes with respect to certain of its investments, such as its securities/instruments traded in active markets and its liquid securities/instruments that are not traded in active markets, from pricing services, brokers, or counterparties. When doing so, the Company determines and documents whether the quote obtained is sufficient according to US GAAP to determine the fair value of the security. The Company may use the quote obtained or alternative pricing sources may be utilized including valuation techniques typically utilized for illiquid securities/instruments.

Securities/instruments that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser or the Board of Directors, does not represent fair value shall each be valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment and include comparable public market valuations, comparable precedent transaction valuations and/or discounted cash flow analyses. The process generally used to determine the applicable value is as follows: (i) the value of each portfolio company or investment is initially reviewed by the investment professionals responsible for such portfolio company or investment and, for non-traded investments, a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs is used to determine a preliminary value; (ii) preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of members of senior management; (iii) the Board of Directors engages one or more third-party valuation firms to provide positive assurance on portions of the portfolio each quarter (such that each non-traded investment is reviewed by a third-party valuation firm at least once annually) including a review of management’s preliminary valuation and conclusion on fair value; (iv) the Audit Committee of the Board of Directors (the “Audit Committee”) reviews the assessments of the Investment Adviser and, where appropriate, the respective third-party valuation firms and provides the Board of Directors with any recommendations with respect to changes to the fair value of each investment in the portfolio; and (v) the Board of Directors discusses the valuation recommendations of the Audit Committee and determines the fair value of each investment in the portfolio in good faith based on the input of the Investment Adviser and, where applicable, the respective third-party valuation firms.

All factors that might materially impact the value of an investment are considered, including, but not limited to the assessment of the following factors, as relevant:

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

Investment performance data utilized are the most recently available financial statements and compliance certificate received from the portfolio companies as of the measurement date which in many cases may reflect a lag in information.

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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different than the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of December 31, 2013.

US GAAP establishes a hierarchal disclosure framework which ranks the level of observability of market price inputs used in measuring investments at fair value. The observability of inputs is impacted by a number of factors, including the type of investment and the characteristics specific to the investment and state of the marketplace, including the existence and transparency of transactions between market participants. Investments with readily available quoted prices or for which fair value can be measured from quoted prices in active markets generally have a higher degree of market price observability and a lesser degree of judgment applied in determining fair value.

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

Transfer between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the year ended December 31, 2013, there were no transfers between levels.

The following table summarizes the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of December 31, 2013:

	Level I	Level II	Level III	Total
Assets
First Lien Debt	$—	$—	$59,868	$59,868

Total	$—	$—	$59,868	$59,868

The changes in the Company’s investments at fair value for which the Company has used Level III inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level III investments still held are as follows:

	Financial Assets
	For the year ended December 31, 2013
	First Lien Debt	Total
Balance, beginning of period	$—	$—
Purchases	60,006	60,006
Accretion of discount	15	15
Paydowns	(46)	(46)
Realized gains (losses)*	—	—
Net change in unrealized appreciation (depreciation)	(107)	(107)

Balance at December 31, 2013	$59,868	$59,868

Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of December 31, 2013 included in net change in unrealized appreciation (depreciation) on investment non-controlled/non-affiliated in the Consolidated Statement of Operations	$(107)	$(107)

*	Amount was less than one.

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

The following table summarizes the quantitative information related to the significant unobservable inputs for Level III instruments which are carried at fair value as of December 31, 2013:

	Fair Value as of December 31, 2013			Range
		Valuation Techniques	Unobservable Inputs	Low	High	Weighted Average
Investments in Debt Securities	$59,868	Discounted Cash Flow	Discount Rate	5.12%	7.54%	5.97%

Total Debt	$59,868

Total Level III Investments	$59,868

The significant unobservable inputs used in the fair value measurement of the Company’s investments in debt securities are discount rates. Significant increases in discount rates would result in a significantly lower fair value measurement.

Financial instruments disclosed but not carried at fair value:

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed but not carried at fair value as of December 31, 2013.

	Carrying Value	Fair Value
Secured borrowings	$25,506	$25,506

Total	$25,506	$25,506

The fair value of the secured borrowings approximates its carrying value and is categorized as Level III within the hierarchy. Secured borrowings are valued generally using discounted cash flow analysis. The significant unobservable inputs used in the fair value measurement of the Company’s secured borrowings are discount rates. Significant increases in discount rates would result in a significantly lower fair value measurement.

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

The management fee is calculated and payable quarterly in arrears at an annual rate of 0.25% of the average value of the gross assets of the Company at the end of the two most recently completed fiscal quarters, excluding any cash and cash equivalents and including assets acquired with leverage from use of the Revolving Credit Facility (see Note 6, Borrowings). For purposes of this calculation, cash and cash equivalents include any temporary investments in cash-equivalents, U.S. government securities and other high quality investment grade debt investments that mature in 12 months or less from the date of investment. The management fee for any partial quarter is prorated. As such, management fees for the year ended December 31, 2013 were calculated commencing after August 7, 2013, the date the Company first called capital from investors.

For the year ended December 31, 2013, management fees were $27.

As of December 31, 2013, $27 was included in management fees payable in the accompanying Consolidated Statement of Assets and Liabilities. As of December 31, 2012, the Company had not completed the Initial Closing or commenced investment operations. No management fee was accrued or paid to the Investment Adviser prior to the commencement of investment activities.

On July 10, 2013, the Investment Adviser entered into a personnel agreement with The Carlyle Group Employee Co., L.L.C., an affiliate of the Investment Adviser, pursuant to which The Carlyle Group Employee Co., L.L.C. provides the Investment Adviser with access to investment professionals.

As of December 31, 2013, the Investment Adviser, members of senior management, and certain employees, partners, and affiliates of the Investment Adviser committed $5,077 to the Company.

Administration Agreement

On July 10, 2013, the Company’s Board of Directors approved an administration agreement (the “Administration Agreement”) between the Company and the Administrator. Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements equal to an amount that reimburses the Administrator for its costs and expenses and the Company’s allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the compensation paid to or compensatory distributions received by the Company’s officers (including the Chief Compliance Officer and Chief Financial Officer) and respective staff who provide services to the Company, operations staff who provide services to the Company, and any internal audit staff, to the extent internal audit performs a role in the Sarbanes-Oxley Act internal control assessment. Reimbursement under the Administration Agreement occurs quarterly in arrears.

For the year ended December 31, 2013, NFIC incurred $74 in fees under the Administrative Agreement, which are included in administrative service fees in the accompanying Consolidated Statement of Operations. As of December 31, 2013, $74 was unpaid and included in administrative service fees payable in the accompanying

Consolidated Statement of Assets and Liabilities. As of December 31, 2012, the Company had not completed the Initial Closing or commenced investment operations. No administrative services were provided or charged to the Company until commencement of operations.

Sub-Administration Agreements

On July 10, 2013, the Administrator entered into sub-administration agreements with The Carlyle Group Employee Co., L.L.C. and CELF Advisors LLP. Pursuant to the agreements, The Carlyle Group Employee Co., L.L.C. and CELF Advisors LLP provide the Administrator with access to personnel.

On July 10, 2013, the Administrator entered into a sub-administration agreement with State Street Bank and Trust Company. For the year ended December 31, 2013, fees incurred in connection with the sub-administration agreement, which amounted to $10, were included in other general and administrative in the accompanying Consolidated Statements of Operations. As of December 31, 2013, $10 was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statement of Assets and Liabilities.

Placement Fees

On July 10, 2013, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee to TCG in addition to their capital commitments for TCG’s services.

For the year ended December 31, 2013, TCG did not earn or receive any placement fees from NFIC stockholders in connection with the issuance or sale of the Company’s common stock.

Board of Directors

NFIC’s Board of Directors currently consists of five members, three of whom are not “interested persons” of NFIC as defined in Section 2(a)(19) of the Investment Company Act (“Independent Directors”). On July 10, 2013, the Board of Directors also established an Audit Committee made up of its Independent Directors, and may establish additional committees in the future. For the year ended December 31, 2013, NFIC incurred $154 in fees and expenses associated with its Independent Directors and Audit Committee. As of December 31, 2013, $18 was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statement of Assets and Liabilities. As of December 31, 2012, NFIC had incurred no fees associated with its Independent Directors or the Audit Committee. As of December 31, 2013, certain directors have committed $1,050 in capital commitments to the Company.

6. BORROWINGS

In accordance with the Investment Company Act, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of December 31, 2013, asset coverage is 272.26%. During the year ended December 31, 2013, there were secured borrowings of $25,506 under the Revolving Credit Facility, the entire balance of which was outstanding as of December 31, 2013. As of December 31, 2012, there were no secured borrowings outstanding.

Revolving Credit Facility

The Borrower Sub closed on September 12, 2013 (the “Effective Date”) on a senior secured revolving credit facility with various lenders (the “Revolving Credit Facility”). The Revolving Credit Facility became available to the Company for borrowing once the Borrower Sub had at least $10,500 of minimum equity in its assets held. The Revolving Credit Facility provides for secured borrowings up to the lesser of $175,000 or the amount of capital commitments the Company has received with an accordion feature that can, subject to certain conditions, increase the aggregate maximum credit commitment up to an amount not to exceed $262,500, subject to restrictions imposed on borrowings under the Investment Company Act and adequate collateral to support such borrowings. The Revolving Credit Facility has a three-year revolving period (with two one-year extension options, subject to the Borrower Sub’s and the lenders’ consent) and a maturity date six years from the Effective Date of the facility (extendable in connection with an extension of the revolving period). Base rate borrowings under the Revolving Credit Facility bear interest initially at the applicable commercial paper rate (if the lender is a conduit lender) or LIBOR plus 1.50% per year during the revolving period, with pre-determined future interest rate increases of 1.25%-2.25% over the three years following the end of the revolving period. The Borrower Sub is also required to pay a commitment fee of between 0.25% and 1.00% per year depending on the usage of the Revolving Credit Facility. Payments under the Revolving Credit Facility are made quarterly. The lenders have a first lien security interest on substantially all of the assets of the Borrower Sub.

As part of the Revolving Credit Facility, the Borrower Sub is subject to limitations as to how borrowed funds may be used including, but not limited to, restrictions on sector and geographic concentrations, loan size, payment frequency, tenor and investment ratings (or estimated ratings). In addition, borrowed funds are intended to be used primarily to purchase first lien loan assets, and the borrower sub is limited in its ability to purchase certain other assets (including, but not limited to, revolving and delayed draw loans and discount loans) and other assets are not permitted to be purchased (including, but not limited to covenant-lite loans and paid-in-kind loans). The Revolving Credit Facility has certain requirements relating to interest coverage and portfolio performance, including limitations on delinquencies and charge offs, violation of which could result in the immediate acceleration of the amounts due under the Revolving Credit Facility. The Revolving Credit Facility is also subject to a borrowing base that applies different advance rates to assets held by the Borrower Sub based generally on the fair market value of such assets. Under certain circumstances, NFIC could be obliged to repurchase loans from the Borrower Sub.

As of December 31, 2013, the Borrower Sub was in compliance with all covenants and other requirements of the Revolving Credit Facility.

As of December 31, 2013, $25,506 of secured borrowings were outstanding under the Revolving Credit Facility and $4,710 was available for borrowing under the Revolving Credit Facility based on the computation of collateral to support the borrowings.

For the year ended December 31, 2013, the Company incurred $41 of interest expense and $85 of commitment fees on the unused portion of the Revolving Credit Facility. As of December 31, 2013, $41 of interest expense and $85 of commitment fees were included in interest and credit facility fees payable. As of December 31, 2013, the unused portion of the Revolving Credit Facility upon which commitment fees are based was $149,494.

For the period from October 17, 2013 (initial date the Company borrowed under the Revolving Credit Facility) through December 31, 2013, the average stated interest rate was 1.66% and average principal debt outstanding was $11,775. As of December 31, 2013, the interest rate was 1.66% based on floating LIBOR rates.

The following table presents further information on the Revolving Credit Facility.

For the year ended December 31, 2013
Interest expense	$41
Facility unused commitment fee	85
Amortization of deferred financing costs	109
Other fees	20

Total interest expense and credit facility fees	$255

Cash paid for interest expense	$—

7. COMMITMENTS AND CONTINGENCIES

A summary of significant contractual payment obligations is as follows as of December 31, 2013:

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Secured Borrowings	25,506	—	—	—	25,506

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of December 31, 2013 and Statement of Assets and Liabilities as of December 31, 2012 for any such exposure.

As of December 31, 2013, the Company had $80,077 in total capital commitments from stockholders, of which $34,875 was unfunded. Included in the commitments as of December 31, 2013 were $5,077 of capital commitments of the Investment Adviser, members of senior management, and certain employees, partners, and affiliates of the Investment Adviser. There were no capital commitments from stockholders as of December 31, 2012. As of December 31, 2013, certain directors committed $1,050 in capital commitments to the Company.

Upon the earlier of August 6, 2018 or the completion of a Qualified IPO by Carlyle GMS Finance, Inc., investors will be released from any further obligation to purchase additional shares of common stock, subject to certain exceptions contained in the subscription agreement.

The Company had the following commitments to fund delayed draw and revolving senior secured loans, none of which were funded:

	Par Value as of
	December 31, 2013	December 31, 2012
Unfunded delayed draw commitments	$790	$—
Unfunded revolving term loan commitments	226	—

Total unfunded commitments	$1,016	$—

8. NET ASSETS

In connection with its formation, the Company has the authority to issue 200,000,000 shares of common stock, $0.01 per share par value.

On November 8, 2012, the Company issued 100 common shares for $2 to the Investment Adviser. During the year ended December 31, 2013, the Company issued $2,265,275 shares for $45,200.

The following table summarizes capital activity during the year ended December 31, 2013:

	Common Stock		Paid-in Capital in Excess of Par Value	Offering Expenses	Accumulated Net Investment Income (Loss)	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of year	100	$—	$2	$—	$—	$—	$—	$2
Common stock issued	2,265,275	23	45,177	—	—	—	—	45,200
Offering expenses	—	—	—	(45)	—	—	—	(45)
Net investment income (loss)	—	—	—	—	(1,113)	—	—	(1,113)
Net realized gain (loss) on investments—non-controlled/non- affiliated *	—	—	—	—	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non- affiliated	—	—	—	—	—	—	(107)	(107)
Tax reclassification of stockholders’ equity in accordance with US GAAP	—	—	(512)	—	512	—	—	—

Balance, end of year	2,265,375	$23	$44,667	$(45)	$(601)	$—	$(107)	$43,937

*	Amount was less than one.

The following table summarizes total shares issued and proceeds received related to capital drawdowns delivered pursuant to subscriptions for the Company’s common stock during the year ended December 31, 2013:

	Shares Issued	Proceeds Received
August 21, 2013	900,000	$18,000
September 3, 2013	750,000	15,000
September 24, 2013	60,000	1,200
December 20, 2013	555,275	11,000

Total	2,265,275	$45,200

Subscribed but unissued shares are presented in equity with a deduction of subscriptions receivable until cash is received for a subscription. There were no subscribed but unissued shares as of December 31, 2013 and December 31, 2012.

Subscription transactions during the year ended December 31, 2013 were executed at an offering price at a premium to NAV due to the requirement to use prior quarter NAV as offering price unless it would result in the Company selling shares of its common stock at a price below the current NAV and also in order to effect a reallocation of organizational costs to subsequent investors. Such subscription transactions increased NAV by $20 or $0.01 per share for the year ended December 31, 2013.

As of December 31, 2013, two stockholders represented 93.7% of total net assets.

The Company computes earnings per common share in accordance with ASC 260, Earnings Per Share. Basic earnings per common share are calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of common shares outstanding for the year.

Basic and diluted earnings per common share are as follows:

For the year ended December 31, 2013
Net increase (decrease) in net assets resulting from operations	$(1,220)
Weighted-average common shares outstanding	609,150

Basic and diluted earnings per common share	$(2.00)

9. CONSOLIDATED FINANCIAL HIGHLIGHTS

The following is a schedule of consolidated financial highlights for the year ended December 31, 2013:

Per Share Data (1):
Net asset value per share, beginning of year	$20.00
Net investment income (loss)	(0.49)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(0.10)

Net increase (decrease) in net assets resulting from operations	(0.59)

Offering costs	(0.02)
Effect of subscription offering price (2)	0.01

Net asset value per share, end of year	$19.40

Number of shares outstanding, end of year	2,265,375
Total return (3)	(3.00)%
Net assets, end of year	$43,937
Ratio to average net assets (4):
Operating expenses	13.54%
Net investment income (loss)	(8.27)%
Interest expense and credit facility fees	1.89%
Ratios/Supplemental Data:
Asset coverage	272.26%
Portfolio turnover	0.34%
Total committed capital as of December 31, 2013	$80,077
Ratio of total contributed capital to total committed capital as of December 31, 2013	56.45%
Weighted-average shares outstanding	609,150

(1)	Net investment income (loss) per share is calculated as net investment income (loss) for the year divided by the number of shares outstanding at the end of the year.
(2)	Increase is due to offering price of subscriptions during the year (Refer to Note 8).
(3)	Total return based on net asset value equals the change in net asset value during the year plus the declared dividends for the year ended December 31, 2013, divided by the beginning net asset value for the year. Total return does not reflect taxes paid on distributions or placement fees paid on capital drawdowns, if any. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results. Total return is inclusive of $0.01 per share increase in NAV for the year related to the offering price of subscriptions. Excluding the effects of the higher offering price of subscriptions, total return would have been (3.05%) (Refer to Note 8).
(4)	The Company commenced operations on August 6, 2013; therefore, the current year’s ratios to average net assets may have been different had there been a full year of operations.

10. LITIGATION

The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of December 31, 2013 and December 31, 2012, the Company was not subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company.

In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.

11. TAX

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of December 31, 2013 and December 31, 2012.

In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of December 31, 2013 and for the period January 1, 2013 to August 4, 2013, the Company has yet to file any tax returns and therefore is not yet subject to examination.

Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from US GAAP. As of December 31, 2013, permanent differences primarily due to net operating loss and ordinary loss netting against capital gains resulted in a net decrease in accumulated net investment loss by $512, net decrease in accumulated net realized gain by $0 (amount was less than one), and a net decrease in additional paid-in capital in excess of par by $512 on the Consolidated Statement of Assets and Liabilities. Total earnings and net asset value were not affected.

The tax character of dividends for the fiscal year ended December 31, 2013 was as follows:

Ordinary income	$—
Tax return of capital	$—

As of December 31, 2012, the Company had not commenced operations and, therefore, had no distributable income.

Income Tax Information and Distributions to Stockholders

As of December 31, 2013, the components of accumulated earnings (deficit) on a tax basis were as follows:

Distributable ordinary income	$—
Other book/tax temporary differences (1)	(601)
Net unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	(107)

Total accumulated earnings (deficit)	$(708)

(1)	Consists of the unamortized portion of organization costs as of December 31, 2013.

As of December 31, 2013, the cost of investments for federal income tax purposes and gross unrealized appreciation and depreciation on investments were as follows:

Cost of investments—non-controlled/non-affiliated	$59,975
Gross unrealized appreciation on investments—non- controlled/non-affiliated	317
Gross unrealized depreciation on investments—non- controlled/non-affiliated	(424)

Net unrealized appreciation (depreciation) on investments— non-controlled/non-affiliated	$(107)

On December 22, 2010, the Regulated Investment Company Modernization Act of 2010 (the “RIC Modernization Act”) was enacted which changed various technical rules governing the tax treatment of RICs. The changes are generally effective for taxable years beginning after the date of enactment. Under the RIC Modernization Act, the fund will be permitted to carry forward capital losses incurred in taxable years beginning after the date of enactment for an unlimited period. However, any losses incurred during those future taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital losses that are carried forward will retain their character as either short-term or long-term losses rather than being considered all short-term as under previous law. As of December 31, 2013, the Company did not have any pre-enactment or post enactment capital loss carryforwards.

12. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2013
	Q4	Q3	Q2	Q1
Total investment income	$613	$97	$—	$—
Total expenses	710	1,113	—	—
Net investment income (loss)	(97)	(1,016)	—	—
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(180)	73	—	—
Net increase (decrease) in net assets resulting from operations	(277)	(943)	—	—
Net asset value per share	19.40	19.42	—	—
Basic and diluted earning per common share	$(0.16)	$(1.49)	$—	$—

13. SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.

On each of January 13, 2014, January 31, 2014, March 5, 2014 and March 6, 2014, the Company borrowed $500 under the Revolving Credit Facility to fund investment acquisitions.

On March 7, 2014, the Company issued a capital call and delivered capital drawdown notices totaling $18,333. Proceeds from the capital call and the related issuance of 925,459 shares is expected on or about March 21, 2014.

On March 13, 2014, the Company declared its first dividend of $0.04 per share for the quarter ending March 31, 2014, which is payable on April 14, 2014 to holders of record of common stock at the close of business on March 31, 2014.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report or management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting periods during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2014 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

We have adopted a Code of Business Conduct for Principal Executive and Senior Financial Officers (the “Code of Business Conduct”) under the Sarbanes-Oxley Act, which applies to, among others, our principal executive officer and principal financial officer. There have been no material changes to our Code of Business Conduct or material waivers of the code that apply to our Chief Executive Officer or Chief Financial Officer. We hereby undertake to provide a copy of this code to any person, without charge, upon request. Requests for a copy of this code may be made in writing addressed to the Secretary of the Company, Matthew Cottrell, NF Investment Corp., 520 Madison Avenue, 38th Floor, New York, NY.

Item 11. Executive Compensation

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2014 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2014 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2014 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2014 annual meeting of stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this annual report:

(1) Financial Statements—Refer to Part II, Item 8 of this Form 10-K, which are incorporated herein by reference:

(2) Financial Statement Schedules required to be filed by Part II, Item 8 of this Form 10-K – None are required and therefore all financial statement schedules have been omitted.

(3) Exhibits

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws(1)

4.1	Form of Subscription Agreement(1)

10.1	Advisory Agreement(1)

10.2	Administration Agreement(1)

10.3	Form of Indemnification Agreement(1)

10.4	Loan and Servicing Agreement(2)

21.1	List of Subsidiaries(3)

31.1	Certification of President (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of President (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Section 13(r) Disclosure*

(1)	Incorporated by reference to Form 10-12G/A filed by NFIC on July 22, 2013 (File No. 000-54961)
(2)	Incorporated by reference to Form 10-Q filed by NFIC on November 8, 2013 (File No. 814-01004)
(2)	Incorporated by reference to Form 10-12G filed by NFIC on May 24, 2013 (File No. 000-54961)
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NF INVESTMENT CORP.

Dated: March 14, 2014	By	/s/ Kenneth J. Kencel
Kenneth J. Kencel
President and Director (principal executive officer)

Dated: March 14, 2014	By	/s/ Karen Vejseli
Karen Vejseli
Chief Financial Officer and Treasurer (principal financial and accounting officer)

Dated: March 14, 2014	By	/s/ Michael J. Petrick
Michael J. Petrick
Chairman of the Board of Directors

Dated: March 14, 2014	By	/s/ William P.Hendry
William P. Hendry
Director

Dated: March 14, 2014	By	/s/ John G. Nestor
John G. Nestor
Director

Dated: March 14, 2014	By	/s/ Michael L. Rankowitz
Michael L. Rankowitz
Director