Form 10-Q
period 2014-06-30
NF Investment Corp.
filed 2014-08-13
CIK 1561528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2014
Common stock, $0.01 par value	3,190,834

NF INVESTMENT CORP.

NF INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(dollar amounts in thousands, except per share data)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $103,476 and $59,975, respectively)	$104,060	$59,868
Cash and cash equivalents	2,372	12,219
Deferred financing costs	2,490	1,931
Interest receivable	297	197
Prepaid expenses and other assets	38	23

Total assets	$109,257	$74,238

LIABILITIES
Payable for investments purchased	$14,930	$3,491
Secured borrowings (Note 6)	30,234	25,506
Due to Investment Adviser (Note 5)	10	742
Interest and credit facility fees payable (Note 6)	215	146
Management fees payable (Note 5)	56	27
Dividend payable (Note 8)	383	—
Administrative service fees payable	33	74
Other accrued expenses and liabilities	364	315

Total liabilities	46,225	30,301

Commitments and contingencies (Notes 7 and 11)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 3,190,834 shares and 2,265,375 shares, respectively, issued and outstanding	32	23
Paid-in capital in excess of par value	62,992	44,667
Offering costs	(45)	(45)
Accumulated net investment income (loss), net of cumulative dividends of $511 and $0, respectively	(531)	(601)
Net change in unrealized appreciation (depreciation)	584	(107)

Total net assets	$63,032	$43,937

NET ASSETS PER SHARE	$19.75	$19.40

The accompanying notes are an integral part of these consolidated financial statements.

NF INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollar amounts in thousands, except per share data)

(unaudited)

	For the three month period ended June 30, 2014	For the six month period ended June 30, 2014
Investment income:
Interest income from non-controlled/non-affiliated investments	$1,224	$2,193

Total investment income	1,224	2,193

Expenses:
Management fees (Note 5)	56	97
Professional fees	152	435
Administrative service fees (Note 5)	59	112
Interest expense (Note 6)	113	223
Credit facility fees (Note 6)	275	477
Directors’ fees and expenses	78	141
Transfer agency fees	7	16
Other general and administrative	55	111

Total expenses	795	1,612

Net investment income (loss)	429	581
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments:
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	547	691

Net realized gain (loss) and change in unrealized appreciation (depreciation) on investments	547	691

Net increase (decrease) in net assets resulting from operations	$976	$1,272

Basic and diluted earnings per common share (Note 8)	$0.31	$0.46

Weighted-average shares of common stock outstanding—Basic and Diluted (Note 8)	3,190,834	2,786,904

Dividends declared per common share	$0.12	$0.16

The accompanying notes are an integral part of these consolidated financial statements.

NF INVESTMENT CORP.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(dollar amounts in thousands)

(unaudited)

For the six month period ended June 30, 2014
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$581
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	691

Net increase (decrease) in net assets resulting from operations	1,272

Capital transactions:
Common stock issued	18,334
Dividends declared	(511)

Total capital share transactions	17,823

Net increase (decrease) in net assets	19,095

Net assets at beginning of period	43,937

Net assets at end of period	$63,032

The accompanying notes are an integral part of these consolidated financial statements.

NF INVESTMENT CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollar amounts in thousands)

(unaudited)

For the six month period ended June 30, 2014
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$1,272
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	209
Net accretion of discount on securities	(109)
Net change in unrealized (appreciation) depreciation on investments—non-controlled/non-affiliated	(691)
Cost of investments purchased and change in payable for investments purchased	(39,586)
Proceeds from repayments of investments	7,633
Changes in operating assets:
Interest receivable	(100)
Prepaid expenses and other assets	(15)
Changes in operating liabilities:
Due to Investment Adviser	(595)
Interest and credit facility fees payable	69
Management fees payable	29
Administrative service fees payable	(41)
Other accrued expenses and liabilities	49

Net cash provided by (used in) operating activities	(31,876)

Cash flows from financing activities:
Proceeds from issuance of common stock	18,334
Borrowings on Revolving Credit Facility and Facility	9,000
Repayments of Revolving Credit Facility	(4,272)
Debt issuance costs	(905)
Dividends paid in cash	(128)

Net cash provided by (used in) financing activities	22,029

Net increase (decrease) in cash and cash equivalents	(9,847)
Cash and cash equivalents, beginning of period	12,219

Cash and cash equivalents, end of period	$2,372

Supplemental disclosure:
Interest paid during the period	$161
Dividends declared during the period	$511

The accompanying notes are an integral part of these consolidated financial statements.

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2014

(dollar amounts in thousands)

(unaudited)

Portfolio Company (1)	Industry	Interest Rate	Maturity Date	Acquisition Date	Par Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
Investments—non-controlled/non-affiliated
First Lien Debt (97.77%)
Accuvant Finance LLC (2) (3) (5)	High Tech Industries	5.75%	10/22/2020	4/22/2014	$1,967	$1,951	$1,958	3.11%
Alpha Packaging Holdings, Inc. (2) (3) (5)	Containers, Packaging & Glass	5.25	5/12/2020	5/9/2014	3,875	3,867	3,834	6.08
American Tire Distributors, Inc. (2) (3) (5) (10)	Automotive	5.75	6/1/2018	6/12/2014	865	865	869	1.38
Anaren, Inc. (2) (3) (4)	Telecommunications	5.50	2/18/2021	2/18/2014	3,370	3,339	3,341	5.30
Aquilex LLC (2) (3) (4)	Environmental Industries	5.00	12/31/2020	12/20/2013	3,483	3,478	3,477	5.52
Ascensus, Inc. (2) (3) (4)	Banking, Finance, Insurance & Real Estate	5.00	12/2/2019	12/2/2013	5,970	5,944	6,012	9.54
Consolidated Aerospace Manufacturing, LLC (2) (3) (4)	Aerospace & Defense	5.00	3/27/2020	2/28/2014	1,685	1,679	1,680	2.66
Genex Holdings, Inc. (2) (3) (5)	Banking, Finance, Insurance & Real Estate	5.25	5/30/2020	5/22/2014	2,692	2,680	2,672	4.24
Indra Holdings Corp. (Totes Isotoner) (2) (3) (5)	Non-durable Consumer Goods	5.25	5/1/2021	4/29/2014	5,000	4,952	5,003	7.94
InterWrap Corp. (Canada) (2) (3) (4) (8)	Construction & Building	5.25	11/1/2018	10/31/2013	1,954	1,940	1,921	3.05
Miller Heiman, Inc. (2) (3) (4)	Business Services	6.75	9/30/2019	10/1/2013	4,347	4,309	4,304	6.82
National Technical Systems, Inc. (2) (3) (4) (9)	Aerospace & Defense	7.25	11/22/2018	11/22/2013	4,210	4,173	4,254	6.75
NES Global Talent Finance US LLC (United Kingdom) (2) (3) (4) (8)	Energy: Oil & Gas	6.50	10/3/2019	10/2/2013	3,456	3,395	3,491	5.54
Pelican Products, Inc. (2) (3) (5)	Containers, Packaging & Glass	5.25	4/11/2020	4/8/2014	3,036	3,021	3,056	4.85
Phillips-Medisize Corporation (2) (3) (5)	Chemicals, Plastics & Rubber	4.75	6/16/2021	6/13/2014	2,500	2,488	2,495	3.96
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2) (3) (4)	Wholesale	5.50	1/28/2020	1/24/2014	4,082	4,045	4,112	6.52
RCHP, Inc. (Regionalcare) (2) (3) (5)	Healthcare & Pharmaceuticals	6.00	4/23/2019	4/21/2014	4,375	4,332	4,393	6.97
Sterling Infosystems, Inc. (2) (3) (5)	Business Services	5.50	5/13/2021	5/12/2014	3,000	2,986	3,019	4.79
Synarc-Biocore Holdings, LLC (2) (3) (5)	Healthcare & Pharmaceuticals	5.50	3/10/2021	3/6/2014	4,489	4,446	4,523	7.18
System Maintenance Services Holding, Inc. (2) (3) (4)	High Tech Industries	5.25	10/18/2019	10/18/2013	3,246	3,236	3,202	5.08
Tectum Holdings, Inc.(2) (3) (4)	Automotive	5.25	9/12/2018	3/4/2014	1,904	1,902	1,904	3.02
The SI Organization, Inc.(2) (3) (5) (11)	Aerospace & Defense	5.75	11/23/2019	5/16/2014	4,416	4,367	4,456	7.07
The Topps Company, Inc. (2) (3) (4)	Non-durable Consumer Goods	7.25	10/2/2018	10/1/2013	4,049	4,014	3,977	6.31
Transilwrap Company, Inc. (2) (3) (4) (12)	Chemicals, Plastics & Rubber	5.00	11/22/2019	10/20/2013	4,953	4,944	4,847	7.69
Violin Finco S.A.R.L. (Alexander Mann Solutions) (United Kingdom) (2) (3) (4) (8)	Business Services	5.75	12/20/2019	12/18/2013	3,483	3,452	3,474	5.51
Vitera Healthcare Solutions, LLC (2) (3) (4)	Healthcare & Pharmaceuticals	6.00	11/4/2020	11/1/2013	3,354	3,323	3,363	5.33
W/S Packaging Group, Inc. (2) (3) (4)	Containers, Packaging & Glass	5.00	8/9/2019	8/8/2013	4,353	4,337	4,305	6.83
Watchfire Enterprises, Inc. (2) (3) (4)	Media: Advertising, Printing & Publishing	5.25	10/2/2020	10/2/2013	3,474	3,462	3,414	5.42
Zest Holdings, LLC (2) (3) (4)	Durable Consumer Goods	6.50	8/16/2020	8/14/2013	4,342	4,265	4,382	6.95

First Lien Debt Total						101,192	101,738	161.41

Second Lien Debt (2.23%)
Jazz Acquisition, Inc. (Wencor) (2) (3) (5)	Aerospace & Defense	7.75	6/19/2022	6/25/2014	800	798	803	1.27
Phillips-Medisize Corporation (2) (3) (5)	Chemicals, Plastics & Rubber	8.25	6/16/2022	6/13/2014	1,500	1,486	1,519	2.41

Second Lien Debt Total						2,284	2,322	3.68

Total Investments—non-controlled/non-affiliated						$103,476	$104,060	165.09%

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of June 30, 2014

(dollar amounts in thousands)

(unaudited)

(1)	Unless otherwise indicated, investments of NF Investment Corp. (“NFIC” or the “Company”) are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of June 30, 2014, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2014, the Company is not an “affiliated person” of any portfolio company.
(2)	Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), which generally reset quarterly. For each such loan, the Company has provided the interest rate in effect as of June 30, 2014.
(3)	Loan includes interest rate floor feature.
(4)	These assets are owned by the Company’s wholly owned subsidiary, NFIC SPV L.L.C. (the “Borrower Sub”). The Borrower Sub has a senior secured revolving credit facility with various lenders (the “Revolving Credit Facility”). The lenders of the Revolving Credit Facility have a first lien security interest in all of the assets of the Borrower Sub (see Note 6, Borrowings) and such assets are not generally available to creditors of NFIC other than to satisfy obligations of the Borrower Sub under the Revolving Credit Facility.
(5)	These assets are owned by the Company. The Company has a senior secured revolving credit facility with one lender (the “Facility”). The lender of the Facility has a perfected first-priority security interest in substantially all of the portfolio investments held by the Company and certain future domestic subsidiaries of the Company. The lender of the Facility also has a perfected first-priority security interest in the unfunded investor equity capital commitments (provided that the amount of unfunded capital commitments ultimately available to the lender is limited to $34,000) and such security interest will be removed upon the earlier of (a) the date eligible investments held by the Company are equal to or greater than $62,500 and the Facility’s borrowing base equity test is satisfied and (b) the date the borrower has received equity capital contributions in an amount equal to $34,000 (see Note 6, Borrowings).
(6)	Amortized cost represents original cost, including loan origination fees, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.
(7)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (Notes 2 and 4), pursuant to the Company’s valuation policies.
(8)	The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(9)	National Technical Systems, Inc. has an undrawn delayed draw term loan of $790 par value at LIBOR + 5.50%, 1.25% floor, and a partially undrawn revolver of $183 par value at LIBOR + 5.50%, 1.25% floor. An unused rate of 1.25% and 0.50% is charged on the delayed draw term loan and revolver principal, respectively, while undrawn. The delayed draw term loan and revolver are both owned by the Company.
(10)	American Tire Distributors, Inc. has an undrawn delayed draw term loan of $204 par value at LIBOR + 4.75%, 1.00% floor. No unused rate is charged on the principal while undrawn for the first 30 days, thereafter, a rate of LIBOR + 4.75%, 1.00% floor, is charged.
(11)	The SI Organization, Inc. has an undrawn delayed draw term loan of $584 par value at LIBOR + 4.75%, 1.00% floor. An unused rate of 0.90% is charged on the principal while undrawn for the first 90 days, thereafter, a rate of LIBOR + 4.75%, 1.00% floor, is charged.
(12)	Transilwrap Company, Inc. is partially owned by the Company ($598 par value) with the remaining $4,355 par value owned by the Borrower Sub as indicated in Note 4 above.

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of June 30, 2014

(dollar amounts in thousands)

(unaudited)

The type and industrial composition of our investments as of June 30, 2014 were as follows:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$101,192	$101,738	97.77%
Second Lien Debt	2,284	2,322	2.23

Total	$103,476	$104,060	100.00%

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$11,017	$11,193	10.75%
Automotive	2,767	2,773	2.66
Banking, Finance, Insurance & Real Estate	8,624	8,684	8.35
Business Services	10,747	10,797	10.38
Chemicals, Plastics & Rubber	8,918	8,861	8.52
Construction & Building	1,940	1,921	1.85
Containers, Packaging & Glass	11,225	11,195	10.76
Durable Consumer Goods	4,265	4,382	4.21
Energy: Oil & Gas	3,395	3,491	3.35
Environmental Industries	3,478	3,477	3.34
Healthcare & Pharmaceuticals	12,101	12,279	11.80
High Tech Industries	5,187	5,160	4.96
Media: Advertising, Printing & Publishing	3,462	3,414	3.28
Non-durable Consumer Goods	8,966	8,980	8.63
Telecommunications	3,339	3,341	3.21
Wholesale	4,045	4,112	3.95

Total	$103,476	$104,060	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2013

(dollar amounts in thousands)

Portfolio Company (1)	Industry	Interest Rate	Maturity Date	Acquisition Date	Par Amount	Amortized Cost (5)	Fair Value (6)	Percentage of Net Assets
Investments—non-controlled/non-affiliated
First Lien Debt (100.00%)
Aquilex LLC (2) (3) (4)	Environmental Industries	5.00%	12/31/2020	12/20/2013	$3,500	$3,495	$3,495	7.94%
Ascensus, Inc. (2) (3) (4)	Banking, Finance, Insurance & Real Estate	5.00	12/2/2019	12/2/2013	6,000	5,972	5,984	13.62
Dialysis Newco, Inc., d/b/a DSI Renal (2) (3) (4)	Healthcare & Pharmaceuticals	5.25	8/16/2020	8/16/2013	4,250	4,210	4,262	9.70
InterWrap Corp. (Canada) (2) (3) (4) (7)	Construction & Building	6.50	11/1/2018	10/31/2013	1,964	1,947	1,896	4.31
Landslide Holdings, Inc. (LANDesk Software) (2) (3) (4)	High Tech Industries	5.25	8/9/2019	8/7/2013	3,028	3,001	3,044	6.93
Miller Heiman, Inc. (2) (3) (4)	Business Services	6.75	9/30/2019	10/1/2013	4,375	4,333	4,404	10.02
National Technical Systems, Inc. (2) (3) (4) (8)	Aerospace & Defense	6.75	11/22/2018	11/22/2013	3,048	3,012	3,001	6.83
NES Global Talent Finance US LLC (United Kingdom) (2) (3) (4) (7)	Energy: Oil & Gas	6.50	10/3/2019	10/2/2013	3,500	3,433	3,509	7.99
System Maintenance Services Holding, Inc. (2) (3) (4)	High Tech Industries	5.25	10/18/2019	10/18/2013	3,263	3,251	3,175	7.23
The Topps Company, Inc. (2) (3) (4)	Non-durable Consumer Goods	7.25	10/2/2018	10/1/2013	4,070	4,031	4,015	9.14
Transilwrap Company, Inc. (2) (3) (4) (9)	Chemicals, Plastics and Rubber	5.00	11/22/2019	10/20/2013	4,375	4,367	4,216	9.60
Violin Finco S.A.R.L. (Alexander Mann Solutions) (United Kingdom) (2) (3) (4) (7)	Business Services	5.75	12/20/2019	12/18/2013	3,500	3,467	3,458	7.87
Vitera Healthcare Solutions, LLC (2) (3) (4)	Healthcare & Pharmaceuticals	6.00	11/4/2020	11/1/2013	3,370	3,338	3,377	7.69
W/S Packaging Group, Inc. (2) (3) (4)	Containers, Packaging & Glass	5.00	8/9/2019	8/8/2013	4,375	4,358	4,341	9.88
Watchfire Enterprises, Inc. (2) (3) (4)	Media: Advertising, Printing & Publishing	5.25	10/2/2020	10/2/2013	3,491	3,479	3,386	7.71
Zest Holdings, LLC (2) (3) (4)	Durable Consumer Goods	6.50	8/16/2020	8/14/2013	4,364	4,281	4,305	9.80

First Lien Debt Total						59,975	59,868	136.26

Total Investments—non-controlled/non-affiliated						$59,975	$59,868	136.26%

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

June 30, 2014

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

NFIC’s investment objective is to generate current income and capital appreciation primarily through debt investments in U.S. middle market companies with approximately $10 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”). NFIC seeks to achieve its investment objective by investing primarily in first lien senior secured and unitranche loans to private U.S. middle market companies that are, in many cases, controlled by private equity investment firms (“Middle Market Senior Loans”). On June 11, 2014, the Board of Directors of the Company voted to allow the Company to invest up to 10% of its total assets in second lien senior secured loans to private U.S. middle market companies.

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

The interim financial statements have been prepared in accordance with US GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with US GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim period presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2013. The results of operations for the three month and six month periods ended June 30, 2014 are not necessarily indicative of the operating results to be expected for the full year.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. It also requires management to exercise judgment in the process of applying the Company’s accounting policies. Assumptions and estimates regarding the valuation of investments and their resulting impact on management fees involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the consolidated financial statements. Actual results could differ from these estimates and such differences could be material.

Investments

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation on investments as presented in the accompanying Consolidated Statements of Operations reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. See Note 4 for further information about fair value measurements.

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

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of June 30, 2014 and December 31, 2013 and for the three month and six month periods ended June 30, 2014, no loans in the portfolio contained PIK provisions.

Other Income

Other income may include income such as consent, waiver and amendment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive a fee for guaranteeing the outstanding debt of a portfolio company. Such fee will be amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three month and six month periods ended June 30, 2014, there was no other income.

Non-Accrual Income

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2014 and December 31, 2013, no loans in the portfolio were on non-accrual status.

Revolving Credit Facility and Facility Related Costs, Expenses and Deferred Financing Costs (See Note 6, Borrowings)

Interest expense and commitment fees on the Revolving Credit Facility and Facility (as defined in Note 6) are recorded on an accrual basis. Unused commitment fees are included in credit facility fees in the accompanying Consolidated Statements of Operations.

The Revolving Credit Facility and Facility are recorded at carrying value, which approximates fair value.

Deferred financing costs consist of capitalized expenses related to the origination of the Revolving Credit Facility and Facility. Amortization of deferred financing costs for each credit facility is computed on the straight-line basis over the respective term of each credit facility. The amortization of such costs is included in credit facility fees in the accompanying Consolidated Statements of Operations.

Organization and Offering Costs

The Company agreed to reimburse the Investment Adviser for initial organization and offering costs incurred on behalf of NFIC up to $750. As of June 30, 2014 and December 31, 2013, $663 of organization and offering costs had been incurred by NFIC. The $663 of incurred organization and offering costs are allocated to all stockholders based on their respective capital commitment and are re-allocated amongst all stockholders at the time of each capital drawdown subsequent to the Initial Closing. The Company’s organization costs incurred are expensed and the offering costs are charged against equity when incurred.

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

Capital Calls and Dividends and Distributions to Common Stockholders

The Company records the shares issued in connection with capital calls as of the effective date, or due date, of the capital call, which is the date shares are issued. To the extent that the Company has taxable income available, the Company intends to make quarterly distributions to its common stockholders. Dividends and distributions to common stockholders are recorded on the record date and paid in cash. The amount to be distributed is determined by the Board of Directors each quarter and is generally based upon the taxable earnings estimated by management and available cash. Net realized capital gains, if any, is generally distributed at least annually, although the Company may decide to retain such capital gains for investment.

Functional Currency

The functional currency of the Company is the U.S. Dollar.

Recent Accounting Standards Updates

On June 7, 2013, the FASB issued ASU 2013-08. The final standard updates the criteria used in defining an investment company under US GAAP and also sets forth certain measurement and disclosure requirements. This ASU is effective for fiscal periods (including interim periods) beginning after December 15, 2013. The impact of this update did not have a material effect on the consolidated financial statements as of and for the six month period ended June 30, 2014.

3. INVESTMENTS

As of June 30, 2014 and December 31, 2013, investments—non-controlled/non-affiliated, at fair value consisted of the following:

	June 30, 2014
Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$101,192	$101,738	97.77%
Second Lien Debt	2,284	2,322	2.23

Total	$103,476	$104,060	100.00%

	December 31, 2013
Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$59,975	$59,868	100.00%

Total	$59,975	$59,868	100.00%

The geographical composition of investments—non-controlled/non-affiliated at fair value as of June 30, 2014 and December 31, 2013 was as follows:

	June 30, 2014
Industry	Amortized Cost	Fair Value	% of Fair Value
Canada	$1,940	$1,921	1.85%
United Kingdom	6,847	6,965	6.69
United States	94,689	95,174	91.46

Total	$103,476	$104,060	100.00%

	December 31, 2013
Industry	Amortized Cost	Fair Value	% of Fair Value
Canada	$1,947	$1,896	3.17%
United Kingdom	6,900	6,967	11.64
United States	51,128	51,005	85.19

Total	$59,975	$59,868	100.00%

The industrial composition of investments—non-controlled/non-affiliated at fair value as of June 30, 2014 and December 31, 2013 was as follows:

	June 30, 2014
Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$11,017	$11,193	10.75%
Automotive	2,767	2,773	2.66
Banking, Finance, Insurance & Real Estate	8,624	8,684	8.35
Business Services	10,747	10,797	10.38
Chemicals, Plastics & Rubber	8,918	8,861	8.52
Construction & Building	1,940	1,921	1.85
Containers, Packaging & Glass	11,225	11,195	10.76
Durable Consumer Goods	4,265	4,382	4.21
Energy: Oil & Gas	3,395	3,491	3.35
Environmental Industries	3,478	3,477	3.34
Healthcare & Pharmaceuticals	12,101	12,279	11.80
High Tech Industries	5,187	5,160	4.96
Media: Advertising, Printing & Publishing	3,462	3,414	3.28
Non-durable Consumer Goods	8,966	8,980	8.63
Telecommunications	3,339	3,341	3.21
Wholesale	4,045	4,112	3.95

Total	$103,476	$104,060	100.00%

	December 31, 2013
Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$3,012	$3,001	5.01%
Banking, Finance, Insurance & Real Estate	5,972	5,984	10.00
Business Services	7,800	7,862	13.13
Chemicals, Plastics & Rubber	4,367	4,216	7.04
Construction & Building	1,947	1,896	3.17
Containers, Packaging & Glass	4,358	4,341	7.25
Durable Consumer Goods	4,281	4,305	7.19
Energy: Oil & Gas	3,433	3,509	5.86
Environmental Industries	3,495	3,495	5.84
Healthcare & Pharmaceuticals	7,548	7,639	12.76
High Tech Industries	6,252	6,219	10.39
Media: Advertising, Printing & Publishing	3,479	3,386	5.65
Non-durable Consumer Goods	4,031	4,015	6.71

Total	$59,975	$59,868	100.00%

4. FAIR VALUE MEASUREMENTS

The Company applies fair value accounting in accordance with the terms of Financial Accounting Standards Board ASC Topic 820, Fair Value Measurement and Disclosures (“ASC 820”). ASC 820 defines fair value as the amount that would be exchanged to sell an asset or transfer a liability in an orderly transfer between market participants at the measurement date. The Company values securities/instruments traded in active markets on the measurement date by multiplying the closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Company may also obtain quotes with respect to certain of its investments, such as its securities/instruments traded in active markets and its liquid securities/instruments that are not traded in active markets, from pricing services, brokers, or counterparties (i.e. “consensus pricing”). When doing so, the Company determines whether the quote obtained is sufficient according to US GAAP to determine the fair value of the security. The Company may use the quote obtained or alternative pricing sources may be utilized including valuation techniques typically utilized for illiquid securities/instruments.

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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different than the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of June 30, 2014.

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

Transfer between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three month and six month periods ended June 30, 2014, there were no transfers between levels.

The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Level I	Level II	Level III	Total
Assets
First Lien Debt	—	—	$101,738	$101,738
Second Lien Debt	—	—	2,322	2,322

Total	—	—	$104,060	$104,060

	December 31, 2013
	Level I	Level II	Level III	Total
Assets
First Lien Debt	—	—	$59,868	$59,868

Total	—	—	$59,868	$59,868

The changes in the Company’s investments at fair value for which the Company has used Level III inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level III investments still held are as follows:

	Financial Assets For the three month period ended June 30, 2014
	First Lien Debt	Second Lien Debt	Total
Balance, beginning of period	$73,441	$—	$73,441
Purchases	32,159	2,284	34,443
Paydowns	(4,433)	—	(4,433)
Accretion of discount	62	—	62
Net change in unrealized appreciation (depreciation)	509	38	547

Balance, end of period	$101,738	$2,322	$104,060

Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of June 30, 2014 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statements of Operations	$561	$38	$599

	Financial Assets For the six month period ended June 30, 2014
	First Lien Debt	Second Lien Debt	Total
Balance, beginning of period	$59,868	$—	$59,868
Purchases	48,741	2,284	51,025
Paydowns	(7,633)	—	(7,633)
Accretion of discount	109	—	109
Net change in unrealized appreciation (depreciation)	653	38	691

Balance, end of period	$101,738	$2,322	$104,060

Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of June 30, 2014 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statements of Operations	$748	$38	$786

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

The following tables summarize the quantitative information related to the significant unobservable inputs for Level III instruments which are carried at fair value as of June 30, 2014 and December 31, 2013:

	Fair Value as of June 30, 2014			Range
		Valuation Techniques	Significant Unobservable Inputs	Low	High	Weighted Average
Investments in Debt Securities	$99,756	Discounted Cash Flow	Discount Rate	4.59%	8.08%	5.59%
	4,304	Consensus Pricing	Indicative Quotes	99.00	99.00	99.00

Total Debt	$104,060

Total Level III Investments	$104,060

	Fair Value as of December 31, 2013			Range
		Valuation Techniques	Significant Unobservable Inputs	Low	High	Weighted Average
Investments in Debt Securities	$59,868	Discounted Cash Flow	Discount Rate	5.12%	7.54%	5.97%

Total Debt	$59,868

Total Level III Investments	$59,868

The significant unobservable inputs used in the fair value measurement of the Company’s investments in debt securities are discount rates. Significant increases in discount rates would result in a significantly lower fair value measurement.

Financial instruments disclosed but not carried at fair value:

The following table presents the carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value.

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$30,234	$30,234	$25,506	$25,506

Total	$30,234	$30,234	$25,506	$25,506

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

For the three month and six month periods ended June 30, 2014, management fees were $56 and $97 respectively.

As of June 30, 2014 and December 31, 2013, $56 and $27, respectively, was included in management fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

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

For the three month and six month periods ended June 30, 2014, NFIC incurred $59 and $112, respectively in fees under the Administrative Agreement, which are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of June 30, 2014 and December 31, 2013, $33 and $74, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

Sub-Administration Agreements

On July 10, 2013, the Administrator entered into sub-administration agreements with Carlyle Employee Co. and CELF Advisors LLP. Pursuant to the agreements, Carlyle Employee Co. and CELF Advisors LLP provide the Administrator access to personnel.

On July 10, 2013, the Administrator entered into a sub-administration agreement with State Street Bank and Trust Company. For the three month and six month periods ended June 30, 2014, fees incurred in connection with the sub-administration agreement, which amounted to $15 and $30, respectively, were included in other general and administrative in the accompanying Consolidated Statements of Operations. As of June 30, 2014 and December 31, 2013, $40 and $10, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.

Placement Fees

On July 10, 2013, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser. There are no placement fees under this arrangement.

Board of Directors

NFIC’s Board of Directors currently consists of five members, three of whom are not “interested persons” of NFIC as defined in Section 2(a)(19) of the Investment Company Act (“Independent Directors”). On July 10, 2013, the Board of Directors also established an Audit Committee consisting of its Independent Directors, and may establish additional committees in the future. For the three month and six month periods ended June 30, 2014, NFIC incurred $78 and $141, respectively, in fees and expenses associated with its Independent Directors and Audit Committee. As of June 30, 2014 and December 31, 2013, $3 and $18, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities. As of June 30, 2014 and December 31, 2013, certain directors had committed $1,050 in capital commitments to the Company.

6. BORROWINGS

In accordance with the Investment Company Act, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of June 30, 2014 and December 31, 2013, asset coverage was 308.48% and 272.26%, respectively. During the six month period ended June 30, 2014, there were net secured borrowings of $1,728 under the Revolving Credit Facility and secured borrowings of $3,000 under the Facility. As of June 30, 2014 and December 31, 2013, there were $30,234 and $25,506, respectively, in secured borrowings outstanding.

Revolving Credit Facility

The Borrower Sub closed on September 12, 2013 on the Revolving Credit Facility with various lenders, which Revolving Credit Facility was subsequently amended on July 25, 2014 (the “First Amendment”). The First Amendment, among other things (a) reduced the maximum commitments from $175,000 to $140,000, (b) extended the revolving period from September 12, 2016 to the earlier of September 12, 2017 or the completion of a Qualified IPO by Carlyle GMS Finance, Inc., (c) extended the maturity date from September 12, 2019 to the earlier of September 11, 2020 or the completion of a Qualified IPO by Carlyle GMS Finance, Inc., (d) increased the per annum revolving period rate from the applicable base rate (based on LIBOR, the commercial paper rate, prime rate or the federal funds rate) plus 1.50% to the applicable base rate plus 1.60%, (e) added second lien loans and covenant-lite loans (subject to certain limitations) to the types of assets eligible to be purchased by the Borrower Sub, and (f) modified certain other restrictions and requirements set forth in the Revolving Credit Facility. Advances under the Revolving Credit Facility first became available to the Company once the Borrower Sub held at least $10,500 of minimum equity in its assets held. The Revolving Credit Facility provides for secured borrowings up to the lesser of $140,000 or the amount of capital commitments the Company has received with an accordion feature that can, subject to certain conditions, increase the aggregate maximum credit commitment up to an amount not to exceed $262,500, subject to restrictions imposed on borrowings under the Investment Company Act and adequate collateral to support such borrowings. The Revolving Credit Facility has a revolving period through the earlier of September 12, 2017 or the completion of a Qualified IPO by Carlyle GMS Finance, Inc. (with two one-year extension options, subject to the Borrower Sub’s and the lenders’ consent) and a maturity date of the earlier of September 11, 2020 or the completion of a Qualified IPO by Carlyle GMS Finance, Inc. (extendable in connection with an extension of the revolving period). Base rate borrowings under the Revolving Credit Facility bear interest initially at the applicable commercial paper rate (if the lender is a conduit lender) or LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 1.60% per year during the revolving period, with pre-determined future interest rate increases of 1.25%-2.25% over the three years following the end of the revolving period. The Borrower Sub is also required to pay a commitment fee of between 0.25% and 1.00% per year depending on the usage of the Revolving Credit Facility. Payments under the Revolving Credit Facility are made quarterly. The lenders have a first lien security interest on substantially all of the assets of the Borrower Sub.

As part of the Revolving Credit Facility, the Borrower Sub is subject to limitations as to how borrowed funds may be used including, but not limited to, restrictions on sector and geographic concentrations, loan size, payment frequency, tenor and investment ratings (or estimated ratings). In addition, borrowed funds are intended to be used primarily to purchase first lien loan assets, and the Borrower Sub is limited in its ability to purchase certain other assets (including, but not limited to, second lien loans, covenant-lite loans, revolving and delayed draw loans and discount loans) and other assets are not permitted to be purchased (including, but not limited to paid-in-kind loans).The Revolving Credit Facility has certain requirements relating to interest coverage, and portfolio performance, including limitations on delinquencies and charge offs, violation of which could result in the immediate acceleration of the amounts due under the Revolving Credit Facility. The Revolving Credit Facility is also subject to a borrowing base that applies different advance rates to assets held by the Borrower Sub based generally on the fair market value of such assets. Under certain circumstances, NFIC could be obliged to repurchase loans from the Borrower Sub.

Related to the First Amendment which reduced the maximum commitments to the Revolving Credit Facility, $370 of deferred financing costs (representing the prorated financing costs related to the reduction in commitments) were immediately expensed as of July 25, 2014 in lieu of continuing to amortize over the term of the Revolving Credit Facility.

As of June 30, 2014 and December 31, 2013, the Borrower Sub was in compliance with all covenants and other requirements of the Revolving Credit Facility.

Facility

The Company closed on March 27, 2014 on the Facility with one lender. The maximum principal amount of the Facility is $50,000, subject to availability under the Facility, which is based on the value of the Company’s portfolio investments net of certain other indebtedness that the Company may incur in the future in accordance with the terms of the Facility. Proceeds of the Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Facility may be increased to $75,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Facility includes a $10,000 limit for swingline loans and a $5,000 limit for letters of credit. The Company may borrow amounts in U.S. dollars, subject to the satisfaction of certain conditions, including certain collateral quality tests. The availability period under the Facility will terminate on March 27, 2017 or earlier under certain conditions specified in the Facility (the “Commitment Termination Date”) and the Facility will mature on March 27, 2020 (the “Maturity Date”). During the period from the Commitment Termination Date to the Maturity Date, the Company will be obligated to make mandatory prepayments under the Facility out of the proceeds of certain asset sales, other recovery events and equity and debt issuances. Amounts drawn under the Facility, including amounts drawn in respect of letters of credit, will bear interest at either (a) LIBOR plus an applicable spread of (i) prior to the Commitment Termination Date, 2.25% and (ii) following the Commitment Termination Date, 2.65%, or (b) an “alternative base rate” (which is the highest of a prime rate, the federal funds effective rate plus 0.50%, or one month LIBOR plus 1.00%) plus an applicable spread of (i) prior to the Commitment Termination Date, 1.25% and (ii) following the Commitment Termination Date, 1.65%. The Company may elect either the LIBOR or the “alternative base rate” at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. The Company will also pay a fee of 0.375% on undrawn amounts under the Facility and, in respect of each undrawn letter of credit, a fee and interest rate equal to the then-applicable margin under the Facility while the letter of credit is outstanding.

Subject to certain exceptions, including, without limitation, the Company’s ownership interests in its special purpose non-guarantor subsidiaries, such as the Borrower Sub, the Facility is secured by a perfected first-priority security interest in substantially all of the portfolio investments held by the Company and certain future domestic subsidiaries of the Company (collectively, the “Guarantors”) and $34,000 of unfunded investor equity capital commitments. The Company is required to cause the Guarantors to guaranty the Facility. The $34,000 pledge of unfunded investor equity capital commitments shall be released upon the earlier of (a) the date eligible investments held by the Company are equal to or greater than $62,500 and the Facility’s borrowing base equity test is satisfied and (b) the date the borrower has received equity capital contributions in an amount equal to $34,000. Such eligible investments and shareholder equity thresholds have not been satisfied as of June 30, 2014. The Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity, liquidity and interest coverage, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.

As of June 30, 2014, the Company was in compliance with all covenants and other requirements of the Facility.

Summary of Facilities

The facilities of the Company and the Borrower Sub consisted of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$175,000	$27,234	$147,766	$1,032
Facility	50,000	3,000	47,000	12,444

Total	$225,000	$30,234	$194,766	$13,476

	December 31, 2013
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$175,000	$25,506	$149,494	$4,710

Total	$175,000	$25,506	$149,494	$4,710

(1)	The unused portion upon which commitment fees are based.
(2)	Available for borrowing based on the computation of collateral to support the borrowings.

As of June 30, 2014 and December 31, 2013, $103 and $41, respectively, of interest expense and $93 and $85, respectively, of unused commitment fees were included in interest and credit facility fees payable. For the three month and six month periods ended June 30, 2014, the average stated interest rate was 1.68% and 1.67% and average principal debt outstanding was $26,505 and $26,569 respectively. As of June 30, 2014 and December 31, 2013, the interest rate was 1.75% and 1.66%, respectively, based on floating LIBOR rates.

For the three month and six month periods ended June 30, 2014, the components of interest expense and credit facility fees were as follows:

	For the three month period ended June 30, 2014	For the six month period ended June 30, 2014
Interest expense	$113	$223
Unused commitment fee	141	236
Amortization of deferred financing costs	118	208
Other fees	16	33

Total credit facility fees	$388	$700

Cash paid for interest expense	$111	$161

7. COMMITMENTS AND CONTINGENCIES

A summary of significant contractual payment obligations was as follows as of June 30, 2014 and December 31, 2013:

June 30, 2014	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Secured Borrowings	$30,234	—	—	—	$30,234

December 31, 2013	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Secured Borrowings	$25,506	—	—	—	$25,506

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of June 30, 2014 and December 31, 2013 for any such exposure.

As of June 30, 2014 and December 31, 2013, the Company had $190,077 and $80,077, respectively, in total capital commitments from stockholders, of which $126,542 and $34,875, respectively, was unfunded. Included in the commitments as of June 30, 2014 and December 31, 2013 were $5,077 of capital commitments of the Investment Adviser, members of senior management, and certain employees, partners, and affiliates of the Investment Adviser. As of June 30, 2014 and December 31, 2013, certain directors had committed $1,050 in capital commitments to the Company.

As of June 30, 2014, there was a $34,000 pledge of unfunded investor equity capital commitments to the lender of the Facility. The $34,000 pledge of unfunded investor equity capital commitments shall be released upon the earlier of (a) the date eligible investments held by the Company are equal to or greater than $62,500 and the Facility’s borrowing base equity test is satisfied and (b) the date the borrower has received equity capital contributions in an amount equal to $34,000. Such eligible investments and shareholder equity thresholds have not been satisfied as of June 30, 2014.

Upon the earlier of August 6, 2018 or the completion of a Qualified IPO by Carlyle GMS Finance, Inc., investors will be released from any further obligation to purchase additional shares of common stock, subject to certain exceptions contained in the subscription agreement.

The Company had the following commitments to fund delayed draw and revolving senior secured loans, none of which were funded:

	Par Value as of
	June 30, 2014	December 31, 2013
Unfunded delayed draw commitments	$1,578	$790
Unfunded revolving term loan commitments	183	226

Total unfunded commitments	$1,761	$1,016

8. NET ASSETS

In connection with its formation, the Company has the authority to issue 200,000,000 shares of common stock, $0.01 per share par value.

During the six month period ended June 30, 2014, the Company issued 925,459 shares for $18,334. The following table summarizes capital activity during the six month period ended June 30, 2014:

	Common Stock		Capital In Excess Of Par Value	Offering Expenses	Accumulated Net Investment Income (Loss)	Net Change in Unrealized Appreciation (Depreciation) on Investments	Total Net Assets

	Shares	Amount
Balance, beginning of period	2,265,375	$23	$44,667	$(45)	$(601)	$(107)	$43,937
Common stock issued	925,459	9	18,325	—	—	—	18,334
Net investment income	—	—	—	—	581	—	581
Net change in unrealized appreciation on investments—non-controlled/non-affiliated	—	—	—	—	—	691	691
Dividends declared	—	—	—	—	(511)	—	(511)

Balance, end of period	3,190,834	$32	$62,992	$(45)	$(531)	$584	$63,032

The following table summarizes total shares issued and proceeds received related to capital drawdowns delivered pursuant to subscriptions for the Company’s common stock during the six month period ended June 30, 2014:

	Shares Issued	Proceeds Received
March 21, 2014	925,459	$18,334

Total	925,459	$18,334

Subscribed but unissued shares are presented in equity with a deduction of subscriptions receivable until cash is received for a subscription. There were no subscribed but unissued shares as of June 30, 2014 and December 31, 2013.

Subscription transactions during the six month period ended June 30, 2014 were executed at an offering price at a premium to NAV due to the requirement to use prior quarter NAV as the offering price unless it would result in the Company selling shares of its common stock at a price below the current NAV and also in order to effect a reallocation of organizational costs to subsequent investors. Such subscription transactions increased NAV by $28 or $0.09 per share for the six month period ended June 30, 2014.

As of June 30, 2014, four stockholders represented 95.62% of total net assets.

The Company computes earnings per common share in accordance with ASC 260, Earnings Per Share. Basic earnings per common share were calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of common shares outstanding for the period.

Basic and diluted earnings per common share were as follows:

	For the three month period ended June 30, 2014	For the six month period ended June 30, 2014
Net increase in net assets resulting from operations	$976	$1,272
Weighted-average common shares outstanding	3,190,834	2,786,904

Basic and diluted earnings per common share	$0.31	$0.46

On June 26, 2014 and March 13, 2014, the Company declared dividends of $0.12 and $0.04 per share, respectively, for the quarter ended June 30, 2014 and March 31, 2014, respectively, which were paid on July 14, 2014 and April 14, 2014, respectively, to holders of record of common stock at the close of business on June 30, 2014 and March 31, 2014, respectively. As of December 31, 2013, no dividends or distributions had been declared or paid by the Company.

9. CONSOLIDATED FINANCIAL HIGHLIGHTS

The following is a schedule of consolidated financial highlights for the six month period ended June 30, 2014:

Per Share Data:
Net asset value per share, beginning of period	$19.40
Net investment income (1)	0.21
Net realized gain and net change in unrealized appreciation on investments	0.21

Net increase in net assets resulting from operations	0.42

Dividends declared (2)	(0.16)
Effect of subscription offering price (3)	0.09

Net asset value per share, end of period	$19.75

Number of shares outstanding, end of period	3,190,834
Total return (4)	2.63%
Net assets, end of period	$63,032
Ratio to average net assets (5):
Total expenses	2.85%
Net investment income	1.03%
Interest expense and credit facility fees	1.24%
Ratios/Supplemental Data:
Asset coverage	308.48%
Portfolio turnover	9.73%
Total committed capital, end of period	$190,077
Ratio of total contributed capital to total committed capital, end of period	33.43%
Weighted-average shares outstanding	2,786,904

(1)	Net investment income per share is calculated as net investment income for the period divided by the weighted average number of shares outstanding for the period.
(2)	Dividends declared per share is calculated as the sum of dividends declared on each quarter-end date during the period divided by the number of shares outstanding at each respective quarter-end date (Refer to Note 8).
(3)	Increase is due to offering price of subscriptions during the period (Refer to Note 8).
(4)	Total return based on net asset value equals the change in net asset value during the year plus the declared dividends for the period ended June 30, 2014, divided by the beginning net asset value for the period. Total return based on net asset value is not annualized. Total return does not reflect taxes paid on distributions or placement fees paid on capital drawdowns, if any. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results. Total return is inclusive of $0.09 per share increase in NAV for the period related to the offering price of subscriptions. Excluding the effects of the higher offering price of subscriptions, total return would have been 2.16% (Refer to Note 8).
(5)	Periods less than one year have not been annualized.

10. LITIGATION

The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of June 30, 2014 and December 31, 2013, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.

In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.

11. TAX

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of June 30, 2014 and December 31, 2013.

In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of June 30, 2014 and December 31, 2013, the Company has yet to file any tax returns and therefore is not yet subject to examination.

The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of dividends declared for the six month period ended June 30, 2014 was as follows:

Ordinary income	$511
Return of capital	$—

12. SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.

Subsequent to June 30, 2014, the Company borrowed $2,500 and $24,000 from the Revolving Credit Facility and Facility, respectively, to fund investment acquisitions and voluntarily repaid $1,803 and $2,500 to the Revolving Credit Facility and Facility, respectively.

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2013 and Part II, Item 1A of and elsewhere in this Form 10-Q.

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

OVERVIEW

Management’s Discussion and Analysis should be read in conjunction with Part I, Item 1 of this Form 10-Q “Financial Statements.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2013 and Part II, Item 1A of this Form 10-Q “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements.

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

NFIC’s investment objective is to generate current income and capital appreciation primarily through debt investments in U.S. middle market companies with approximately $10 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”). NFIC seeks to achieve its investment objective by investing primarily in first lien senior secured and unitranche loans to private U.S. middle market companies that are, in many cases, controlled by private equity investment firms (“Middle Market Senior Loans”). On June 11, 2014, the Board of Directors of the Company voted to allow the Company to invest up to 10% of its total assets in second lien senior secured loans to private U.S. middle market companies.

PORTFOLIO AND INVESTMENT ACTIVITY

The fair value of our investments was approximately $104,060 in 30 portfolio companies as of June 30, 2014. The Company had $59,868 of investments in 16 portfolio companies as of December 31, 2013.

The Company’s investment activity for the three month period ended June 30, 2014, is presented below (information presented herein is at amortized cost unless otherwise indicated).

For the three month period ended June 30, 2014
Investments—non-controlled/non-affiliated:
Total Investments—non-controlled/non-affiliated as of March 31, 2014	$73,404
New investments	34,443
Net accretion of discount on securities	62
Investments sold or repaid	(4,433)

Total Investments—non-controlled/non-affiliated as of June 30, 2014	$103,476

Principal amount of investments funded:
First Lien Debt	$32,178
Second Lien Debt	2,500

Total	$34,678

Principal amount of investments sold or repaid:
First Lien Debt	$(4,433)

Total	$(4,433)

Number of new funded investments	14
Average new funded investment amount	$2,460
Percentage of new funded debt investments at floating rates	100%

As of June 30, 2014 and December 31, 2013, investments—non-controlled/non-affiliated consisted of the following:

	June 30, 2014
	Amortized Cost	Fair Value
First Lien Debt	$101,192	$101,738
Second Lien Debt	2,284	2,322

Total	$103,476	$104,060

	December 31, 2013
	Amortized Cost	Fair Value
First Lien Debt	$59,975	$59,868

Total	$59,975	$59,868

The weighted average yields (1) of our portfolio, based on the amortized cost and fair value of our portfolio as of June 30, 2014 and December 31, 2013, were as follows:

	June 30, 2014
	Amortized Cost	Fair Value
First Lien Debt	5.56%	5.54%
Second Lien Debt	0.18	0.18

Total	5.74%	5.72%

	December 31, 2013
	Amortized Cost	Fair Value
First Lien Debt	5.77%	5.78%

Total	5.77%	5.78%

The weighted average yields (1) for each investment type, based on the amortized cost and fair value of our portfolio as of June 30, 2014 and December 31, 2013, were as follows:

	June 30, 2014
	Amortized Cost	Fair Value
First Lien Debt	5.69%	5.67%
Second Lien Debt	8.13	8.00

	December 31, 2013
	Amortized Cost	Fair Value
First Lien Debt	5.77%	5.78%

(1)	Yields do not include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2014 and December 31, 2013.

RESULTS OF OPERATIONS

For the three month and six month periods ended June 30, 2014

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation.

Investment Income

	For the three month period ended June 30, 2014	For the six month period ended June 30, 2014
Interest income from non-controlled/non-affiliated investments	$1,224	$2,193

Total investment income	$1,224	$2,193

The increase in interest income for the three month period ended June 30, 2014 was driven by our deployment of capital and increasing invested balance. As of June 30, 2014 and December 31, 2013, the size of our portfolio was $103,476 and $59,975, respectively, at amortized cost, with total par outstanding of $104,229 and $60,473, respectively. As of June 30, 2014 and December 31, 2013, our portfolio had a weighted average yield of 5.74% and 5.77%, respectively, on amortized cost.

Net investment income for the three month and six month periods ended June 30, 2014 was as follows:

	For the three month period ended June 30, 2014	For the six month period ended June 30, 2014
Total investment income from non-controlled/non-affiliated investments	$1,224	$2,193
Total expenses	795	1,612

Net investment income (loss)	$429	$581

Expenses

	For the three month period ended June 30, 2014	For the six month period ended June 30, 2014
Management fees	$56	$97
Professional fees	152	435
Administrative service fees	59	112
Interest expense	113	223
Credit facility fees	275	477
Directors’ fees and expenses	78	141
Transfer agency fees	7	16
Other general and administrative	55	111

Total expenses	$795	$1,612

Interest expense and credit facility fees for the three month and six month periods ended June 30, 2014 were comprised of the following:

	For the three month period ended June 30, 2014	For the six month period ended June 30, 2014
Interest expense	$113	$223
Unused commitment fee	141	236
Amortization of deferred financing costs	118	208
Other fees	16	33

Total interest expense and credit facility fees	$388	$700

Cash paid for interest expense	$111	$161

For the three month period ended June 30, 2014, unused commitment fees and amortization of deferred financing costs increased related to fees associated with a second credit facility, the Facility, that closed on March 27, 2014. For the three month and six month periods ended June 30, 2014, the average stated interest rate was 1.68% and 1.67%, respectively, and average principal debt outstanding was $26,505 and $26,569, respectively.

The management fees for the three and six month periods ended June 30, 2014 were driven by our deployment of capital and increasing invested balance. See Note 5 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information on the management fees.

Professional fees include legal, rating agencies, audit, tax, valuation, technology and other professional fees incurred related to the management of the Company. Administrative services fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under an administration agreement between the Company and the Administrator, including our allocable portion of the cost of certain of our executive officers and their respective staff. Other general and administrative expenses include insurance, filing, research, subscriptions and other costs.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation/(Depreciation) on Investments

During the three month and six month periods ended June 30, 2014, the Company had a change in unrealized appreciation on 19 and 24, respectively, portfolio companies totaling approximately $827 and $940, respectively, which was offset by a change in unrealized depreciation on 12 and 8, respectively, portfolio companies totaling approximately $280 and $249, respectively.

	For the three month period ended June 30, 2014	For the six month period ended June 30, 2014
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	$547	$691

Net realized gain (loss) and net change in unrealized appreciation/(depreciation) on investments	$547	$691

Net change in unrealized appreciation (depreciation) for the three month and six month periods ended June 30, 2014 was as follows:

Type	For the three month period ended June 30, 2014	For the six month period ended June 30, 2014
First Lien Debt	$509	$653
Second Lien Debt	38	38

Total	$547	$691

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company generates cash from the net proceeds of offerings of our common stock and through cash flows from operations, including investment sales and repayments as well as income earned on investments and cash equivalents. We may also fund a portion of our investments through borrowings under the Borrower Sub’s Revolving Credit Facility (as defined below) and/or the Company’s Facility (as defined below). The Borrower Sub closed on September 12, 2013 on a senior secured revolving credit facility with various lenders (the “Revolving Credit Facility”), which Revolving Credit Facility was subsequently amended on July 25, 2014 (the “First Amendment”). Under the First Amendment, the Revolving Credit Facility provides for secured borrowings up to the lesser of $140,000 or the amount of capital commitments the Company has received with an accordion feature that can, subject to certain conditions, increase the aggregate maximum credit commitment up to an amount not to exceed $262,500, subject to restrictions imposed on borrowings under the Investment Company Act and adequate collateral to support such borrowings. The Company closed on March 27, 2014 on a senior secured revolving credit facility with one lender (the “Facility”). The maximum principal amount of the Facility is $50,000, subject to availability under the Facility, which is based on the value of the Company’s portfolio investments net of certain other indebtedness that the Company may incur in the future in accordance with the terms of the Facility. Proceeds of the Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Facility may be increased to $75,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Facility includes a $10,000 limit for swingline loans and a $5,000 limit for letters of credit. For more information on the Revolving Credit Facility and Facility, see Note 6 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.

The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our stockholders, and for other general corporate purposes.

As of June 30, 2014 and December 31, 2013, the Company had $2,372 and $12,219, respectively, in cash. The facilities of the Company and the Borrower Sub consisted of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$175,000	$27,234	$147,766	$1,032
Facility	50,000	3,000	47,000	12,444

Total	$225,000	$30,234	$194,766	$13,476

	December 31, 2013
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$175,000	$25,506	$149,494	$4,710

Total	$175,000	$25,506	$149,494	$4,710

(1)	The unused portion upon which commitment fees are based.
(2)	Available for borrowing based on the computation of collateral to support the borrowings.

Equity Activity

There were $110,000 of investor equity capital commitments made to the Company during the six month period ended June 30, 2014. Total investor equity capital commitments to the Company were $190,077 and $80,077 as of June 30, 2014 and December 31, 2013, respectively.

As of June 30, 2014 and December 31, 2013, $126,542 and $34,875, respectively, of total investor equity capital commitments were unfunded. As of June 30, 2014 and December 31, 2013, $5,077 of total investor equity capital commitments were made by the Investment Adviser, members of senior management, and certain employees, partners, and affiliates of the Investment Adviser. As of June 30, 2014 and December 31, 2013, certain directors had committed $1,050 in capital commitments to the Company.

Shares issued as of June 30, 2014 and December 31, 2013 were 3,190,834 and 2,265,375, respectively.

The following table summarizes activity in the number of shares of our common stock outstanding during the six month period ended June 30, 2014:

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

Contractual Obligations

A summary of our significant contractual payment obligations was as follows as of June 30, 2014 and December 31, 2013:

June 30, 2014	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Secured Borrowings	$30,234	—	—	—	$30,234

December 31, 2013	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Secured Borrowings	$25,506	—	—	—	$25,506

For more information on the Revolving Credit Facility and Facility, see Note 6 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.

During the six month period ended June 30, 2014, there were net secured borrowings of $1,728 under the Revolving Credit Facility and secured borrowings of $3,000 under the Facility. As of June 30, 2014 and December 31, 2013, $30,234 and $25,506, respectively, of secured borrowings were outstanding. For the three month and six month periods ended June 30, 2014, we incurred $113 and $223, respectively, of interest expense and $141 and $236, respectively, of unused commitment fees.

OFF BALANCE SHEET ARRANGEMENTS

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of June 30, 2014 and December 31, 2013 included in Part I, Item 1 of this Form 10-Q for any such exposure.

We may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.

As of June 30, 2014, there was a $34,000 pledge of unfunded investor equity capital commitments to the lender of the Facility. The $34,000 pledge of unfunded investor equity capital commitments shall be released upon the earlier of (a) the date eligible investments held by the Company are equal to or greater than $62,500 and the Facility’s borrowing base equity test is satisfied and (b) the date the borrower has received equity capital contributions in an amount equal to $34,000. Such eligible investments and shareholder equity thresholds have not been satisfied as of June 30, 2014.

The Company had the following commitments to fund delayed draw and revolving senior secured loans, none of which were funded:

	Par Value as of
	June 30, 2014	December 31, 2013
Unfunded delayed draw commitments	$1,578	$790
Unfunded revolving term loan commitments	183	226

Total unfunded commitments	$1,761	$1,016

DIVIDENDS AND DISTRIBUTIONS TO COMMON STOCKHOLDERS

Dividends and distributions, if any, are paid in cash to common stockholders. On June 26, 2014 and March 13, 2014, the Company declared dividends of $0.12 and $0.04 per share, respectively, for the quarter ended June 30, 2014 and March 31, 2014, respectively, which were payable on July 14, 2014 and April 14, 2014, respectively, to holders of record of common stock at the close of business on June 30, 2014 and March 31, 2014, respectively. As of December 31, 2013, no dividends or distributions had been declared or paid by the Company.

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in connection with our consolidated financial statements in Part I, Item 1 of this Form 10-Q and in Part II, Item 8 of the Company’s annual report on Form 10-K for the year ended December 31, 2013.

Fair Value Measurements

The Company applies fair value accounting in accordance with the terms of Financial Accounting Standards Board ASC Topic 820, Fair Value Measurement and Disclosures (“ASC 820”). ASC 820 defines fair value as the amount that would be exchanged to sell an asset or transfer a liability in an orderly transfer between market participants at the measurement date. The Company values securities/instruments traded in active markets on the measurement date by multiplying the closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Company may also obtain quotes with respect to certain of its investments, such as its securities/instruments traded in active markets and its liquid securities/instruments that are not traded in active markets, from pricing services, brokers, or counterparties (i.e. “consensus pricing”). When doing so, the Company determines and documents whether the quote obtained is sufficient according to US GAAP to determine the fair value of the security. The Company may use the quote obtained or alternative pricing sources may be utilized including valuation techniques typically utilized for illiquid securities/instruments.

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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different than the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of June 30, 2014.

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

Use of Estimates

The preparation of consolidated financial statements included in Part I, Item 1 of this Form 10-Q in conformity with US GAAP requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. It also requires management to exercise judgment in the process of applying the Company’s accounting policies. Assumptions and estimates regarding the valuation of investments and their resulting impact on management fees involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q. Actual results could differ from these estimates and such differences could be material.

Investments

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation on investments as presented in the Consolidated Statements of Operations included in Part I, Item 1 of this Form 10-Q reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

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

Capital Calls and Dividends and Distributions to Common Stockholders

The Company records the shares issued in connection with capital calls as of the effective date, or due date, of the capital call, which is the date shares are issued. To the extent that the Company has taxable income available, the Company intends to make quarterly distributions to its common stockholders. Dividends and distributions to common stockholders are recorded on the record date and paid in cash. The amount to be distributed is determined by the Board of Directors each quarter and is generally based upon the taxable earnings estimated by management and available cash. Net realized capital gains, if any, is generally distributed at least annually, although the Company may decide to retain such capital gains for investment.

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

Interest Rate Risk

During the six month period ended June 30, 2014, all of the investments held in the Company’s portfolio had floating interest rates. Interest rates on the investments held within the Company’s portfolio of investments are typically based on floating LIBOR, with many of these investments also having a LIBOR floor. Additionally, the Company’s credit facilities are also subject to floating interest rates and are currently paid based on floating LIBOR rates.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.

The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from the Company’s settled portfolio of investments held as of June 30, 2014. These hypothetical calculations are based on a model of the settled investments in our portfolio, held as of June 30, 2014, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings as of June 30, 2014 and based on the respective terms of each of the Company’s credit facilities. Interest expense on the Company’s credit facilities is calculated using the interest rate as of June 30, 2014, adjusted for the hypothetical changes in rates, as shown below. We intend to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.

The Company regularly measures exposure to interest rate risk. The Company assesses interest rate risk and manages interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2014, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled investments (considering interest rate floors for variable rate instruments) and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest Income	Interest Expense	Net Interest
Up 300 basis points	$1,969	$(907)	$1,062
Up 200 basis points	$1,077	$(605)	$472
Up 100 basis points	$187	$(302)	$(115)
Down 100 basis points	$—	$47	$47
Down 200 basis points	$—	$47	$47
Down 300 basis points	$—	$47	$47

Item 4. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President (Principal Executive Officer) and our Chief Financial Officer and Treasurer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our President and our Chief Financial Officer and Treasurer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

There have been no changes in our internal control over financial reporting periods during the three month period ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as previously reported by the Company on Form 8-K, we did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On June 26, 2014, the Board of Directors of the Company voted to reduce the annual fee for each Independent Director from $75,000 to $50,000 effective July 1, 2014.

Item 6. Exhibits.

10.1	First Amendment, dated as of July 25, 2014, to the Loan and Servicing Agreement, dated as of September 12, 2013.*

31.1	Certification of President (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of President (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NF INVESTMENT CORP.

Dated: August 13, 2014	By	/s/ Karen Vejseli
Karen Vejseli Chief Financial Officer