Form 10-Q
period 2014-09-30
NF Investment Corp.
filed 2014-11-05
CIK 1561528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2014
Common stock, $0.01 par value	4,117,311

NF INVESTMENT CORP.

INDEX

Part I.	Financial Information

Item 1.	Financial Statements

	Consolidated Statements of Assets and Liabilities as of September 30, 2014 (unaudited) and December 31, 2013	3

	Consolidated Statements of Operations for the three month and nine month periods ended September 30, 2014 (unaudited) and September 30, 2013 (unaudited)	4

	Consolidated Statements of Changes in Net Assets for the nine month periods ended September 30, 2014 (unaudited) and September 30, 2013 (unaudited)	5

	Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2014 (unaudited) and September 30, 2013 (unaudited)	6

	Consolidated Schedules of Investments as of September 30, 2014 (unaudited) and December 31, 2013	7

	Notes to Consolidated Financial Statements (unaudited)	13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46

Item 4.	Controls and Procedures	48

Part II.	Other Information

Item 1.	Legal Proceedings	49

Item 1A.	Risk Factors	49

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 3.	Defaults Upon Senior Securities	49

Item 4.	Mine Safety Disclosures	49

Item 5.	Other Information	49

Item 6.	Exhibits	50

	Signatures	51

NF INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(dollar amounts in thousands, except per share data)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $126,758 and $59,975, respectively)	$126,699	$59,868
Cash and cash equivalents	4,224	12,219
Deferred financing costs	2,050	1,931
Interest receivable	364	197
Prepaid expenses and other assets	27	23

Total assets	$133,364	$74,238

LIABILITIES
Payable for investments purchased	$2,808	$3,491
Secured borrowings (Note 5)	61,931	25,506
Due to Investment Adviser (Note 4)	—	742
Interest and credit facility fees payable (Note 5)	277	146
Management fees payable (Note 4)	73	27
Dividend payable (Note 7)	825	—
Administrative service fees payable (Note 4)	4	74
Other accrued expenses and liabilities	307	315

Total liabilities	66,225	30,301

Commitments and contingencies (Notes 6 and 10)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 3,440,959 shares and 2,265,375 shares, respectively, issued and outstanding	34	23
Paid-in capital in excess of par value	67,990	44,667
Offering costs	(45)	(45)
Accumulated net investment income (loss), net of cumulative dividends of $1,336 and $0, respectively	(781)	(601)
Net accumulated realized gain (loss) on investments	—	—
Net unrealized appreciation (depreciation) on investments	(59)	(107)

Total net assets	$67,139	$43,937

NET ASSETS PER SHARE	$19.51	$19.40

The accompanying notes are an integral part of these consolidated financial statements.

NF INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollar amounts in thousands, except per share data)

(unaudited)

	For the three month period ended September 30, 2014	For the nine month period ended September 30, 2014	For the three month and nine month periods ended September 30, 2013
Investment income:
Interest income from non-controlled/non-affiliated investments	$1,829	$4,022	$97

Total investment income	1,829	4,022	97

Expenses:
Management fees (Note 4)	73	170	3
Organization expenses	—	—	617
Professional fees	165	600	303
Administrative service fees (Note 4)	15	127	60
Interest expense (Note 5)	294	517	—
Credit facility fees (Note 5)	585	1,062	33
Directors’ fees and expenses	61	202	65
Transfer agency fees	7	23	6
Other general and administrative	54	165	26

Total expenses	1,254	2,866	1,113

Net investment income (loss)	575	1,156	(1,016)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments:
Net realized gain (loss) on investments—non-controlled/non-affiliated	—	—	—	*
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	(643)	48	73

Net realized gain (loss) and change in unrealized appreciation (depreciation) on investments	(643)	48	73

Net increase (decrease) in net assets resulting from operations	$(68)	$1,204	$(943)

Basic and diluted earnings per common share (Note 7)	$(0.02)	$0.41	$(1.49	) **

Weighted-average shares of common stock outstanding—Basic and Diluted (Note 7)	3,228,897	2,935,854	634,013	**

Dividends declared per common share	$0.24	$0.40	$—

*	Amount was less than one.
**	For the three month period ended September 30, 2013. For the nine month period ended September 30, 2013, basic and diluted earnings per common share was ($4.41) and weighted average shares of common stock outstanding was 213,726 (Note 7).

The accompanying notes are an integral part of these consolidated financial statements.

NF INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(dollar amounts in thousands)

(unaudited)

	For the nine month periods ended
	September 30, 2014	September 30, 2013
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$1,156	$(1,016)
Net realized gain (loss) on investments—non-controlled/non-affiliated	—	— *
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	48	73

Net increase (decrease) in net assets resulting from operations	1,204	(943)

Capital transactions:
Common stock issued	23,334	34,200
Dividends declared	(1,336)	—
Offering costs	—	(45)

Total capital share transactions	21,998	34,155

Net increase (decrease) in net assets	23,202	33,212

Net assets at beginning of period	43,937	2

Net assets at end of period	$67,139	$33,214

*	Amount was less than one.

The accompanying notes are an integral part of these consolidated financial statements.

NF INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

(unaudited)

	For the nine month periods ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$1,204	$(943)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	675	19
Net accretion of discount on securities	(222)	(2)
Net realized gain (loss) on investments—non-controlled/non-affiliated	—	— *
Net change in unrealized (appreciation) depreciation on investments—non-controlled/non-affiliated	(48)	(73)
Cost of investments purchased and change in payable for investments purchased	(81,490)	(15,879)
Proceeds from repayments of investments	14,246	8
Changes in operating assets:
Interest receivable	(167)	(78)
Prepaid expenses and other assets	(4)	(46)
Changes in operating liabilities:
Due to Investment Adviser	(604)	837
Interest and credit facility fees payable	131	14
Management fees payable	46	3
Administrative service fees payable	(70)	60
Other accrued expenses and liabilities	(8)	231

Net cash provided by (used in) operating activities	(66,311)	(15,849)

Cash flows from financing activities:
Proceeds from issuance of common stock	23,334	34,200
Borrowings on Revolving Credit Facility and Facility	45,000	—
Repayments of Revolving Credit Facility and Facility	(8,575)	—
Debt issuance costs	(932)	—
Dividends paid in cash	(511)	—

Net cash provided by (used in) financing activities	58,316	34,200

Net increase (decrease) in cash and cash equivalents	(7,995)	18,351
Cash and cash equivalents, beginning of period	12,219	2

Cash and cash equivalents, end of period	$4,224	$18,353

Supplemental disclosure:
Interest paid during the period	$377	$—
Dividends declared during the period	$1,336	$—
Offering costs due to Investment Adviser	$—	$45
Financing costs due to Investment Adviser	$—	$1,903

*	Amount was less than one.

The accompanying notes are an integral part of these consolidated financial statements.

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2014

(dollar amounts in thousands)

(unaudited)

Portfolio Company (1)	Industry	Interest Rate	Maturity Date	Acquisition Date	Par Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
Investments—non-controlled/non-affiliated

First Lien Debt (95.97%)
Accuvant Finance LLC (2) (3) (5)	High Tech Industries	5.75%	10/22/2020	4/22/2014	$1,962	$1,946	$1,949	2.90%
Alpha Packaging Holdings, Inc. (2) (3) (5)	Containers, Packaging & Glass	5.25	5/12/2020	5/9/2014	3,865	3,861	3,819	5.69
American Tire Distributors, Inc. (2) (3) (5)	Automotive	5.75	6/1/2018	6/12/2014	1,067	1,067	1,049	1.56
Anaren, Inc. (2) (3) (4)	Telecommunications	5.50	2/18/2021	2/18/2014	3,362	3,331	3,325	4.95
Aquilex LLC (2) (3) (4)	Environmental Industries	5.00	12/31/2020	12/20/2013	3,474	3,469	3,461	5.15
Ascensus, Inc. (2) (3) (4)	Banking, Finance, Insurance & Real Estate	5.00	12/2/2019	12/2/2013	5,955	5,930	5,963	8.88
Blue Bird Body Company (2) (3) (5)	Transportation: Consumer	6.50	6/27/2020	7/22/2014	3,750	3,566	3,684	5.49
Brooks Equipment Company, LLC (2) (3) (5)	Construction & Building	6.75	8/29/2020	8/29/2014	2,000	1,983	1,987	2.96
Consolidated Aerospace Manufacturing, LLC (2) (3) (4)	Aerospace & Defense	5.00	3/27/2020	2/28/2014	1,973	1,967	1,955	2.91
CRCI Holdings, Inc. (CLEAResult Consulting, Inc.) (2) (3) (5)	Utilities: Electric	5.25	7/10/2019	7/29/2014	1,995	1,987	1,960	2.92
EP Minerals, LLC (2) (3) (5)	Metals & Mining	5.50	8/20/2020	8/20/2014	3,500	3,484	3,460	5.15
FCX Holdings Corp. (2) (3) (5)	Capital Equipment	5.50	8/4/2020	8/4/2014	3,791	3,787	3,724	5.55
Genex Holdings, Inc. (2) (3) (5)	Banking, Finance, Insurance & Real Estate	5.25	5/30/2020	5/22/2014	2,686	2,674	2,654	3.95
Indra Holdings Corp. (Totes Isotoner) (2) (3) (5)	Non-durable Consumer Goods	5.25	5/1/2021	4/29/2014	4,988	4,941	4,963	7.39
InterWrap Corp. (Canada) (2) (3) (4) (8)	Construction & Building	5.25	11/1/2018	10/31/2013	1,954	1,940	1,917	2.86
Miller Heiman, Inc. (2) (3) (12)	Business Services	6.75	9/30/2019	10/1/2013	6,793	6,708	6,623	9.86
MSX International, Inc. (2) (3) (5)	Automotive	6.00	8/21/2020	8/18/2014	2,700	2,674	2,698	4.02
National Technical Systems, Inc.(2) (3) (4) (9)	Aerospace & Defense	7.25	11/22/2018	11/22/2013	4,157	4,120	4,207	6.27
NES Global Talent Finance US LLC (United Kingdom) (2) (3) (4) (8)	Energy: Oil & Gas	6.50	10/3/2019	10/2/2013	3,434	3,376	3,469	5.17
Pelican Products, Inc. (2) (3) (5)	Containers, Packaging & Glass	5.25	4/11/2020	4/8/2014	3,028	3,014	3,014	4.49
Phillips-Medisize Corporation (2) (3) (5)	Chemicals, Plastics & Rubber	4.75	6/16/2021	6/13/2014	2,494	2,483	2,472	3.68
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2) (3) (4)	Wholesale	5.50	1/28/2020	1/24/2014	4,371	4,334	4,347	6.47
QoL Meds, LLC (2) (3) (4)	Retail	5.50	7/15/2020	7/14/2014	1,900	1,891	1,901	2.83
RCHP, Inc. (Regionalcare) (2) (3) (5)	Healthcare & Pharmaceuticals	6.00	4/23/2019	4/21/2014	4,364	4,323	4,353	6.48
Sterling Infosystems, Inc. (2) (3) (4)	Business Services	5.50	5/13/2021	5/12/2014	2,993	2,979	2,999	4.47
Synarc-Biocore Holdings, LLC (2) (3) (4)	Healthcare & Pharmaceuticals	5.50	3/10/2021	3/6/2014	4,478	4,436	4,434	6.60
System Maintenance Services Holding, Inc. (2) (3) (4)	High Tech Industries	5.00	10/18/2019	10/18/2013	3,238	3,227	3,189	4.75
The SI Organization, Inc.(2) (3) (4) (10)	Aerospace & Defense	5.75	11/23/2019	5/16/2014	4,405	4,358	4,433	6.60
The Topps Company, Inc. (2) (3) (4)	Non-durable Consumer Goods	7.25	10/2/2018	10/1/2013	4,039	4,006	3,978	5.93
Transilwrap Company, Inc. (2) (3) (11)	Chemicals, Plastics & Rubber	5.00	11/22/2019	10/20/2013	4,940	4,933	4,829	7.19
Violin Finco S.A.R.L. (Alexander Mann Solutions) (United Kingdom) (2) (3) (4) (8)	Business Services	5.75	12/20/2019	12/18/2013	3,474	3,444	3,508	5.22
Vitera Healthcare Solutions, LLC (2) (3) (4)	Healthcare & Pharmaceuticals	6.00	11/4/2020	11/1/2013	3,345	3,316	3,355	5.00
W/S Packaging Group, Inc. (2) (3) (4)	Containers, Packaging & Glass	5.00	8/9/2019	8/8/2013	4,342	4,327	4,254	6.34

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of September 30, 2014

(dollar amounts in thousands)

(unaudited)

Portfolio Company (1)	Industry	Interest Rate	Maturity Date	Acquisition Date	Par Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
Watchfire Enterprises, Inc. (2) (3) (4)	Media: Advertising, Printing & Publishing	5.00	10/2/2020	10/2/2013	3,465	3,454	3,387	5.04
Zest Holdings, LLC (2) (3) (4)	Durable Consumer Goods	6.50	8/16/2020	8/18/2014	4,331	4,331	4,275	6.37

First Lien Debt Total						121,667	121,595	181.09

Second Lien Debt (4.03%)
Allied Security Holdings LLC. (2) (3) (5)	Business Services	8.00	8/14/2021	9/25/2014	1,026	1,021	1,020	1.52
Berlin Packaging L.L.C (2) (3) (5)	Containers, Packaging & Glass	7.75	10/1/2022	9/24/2014	1,800	1,787	1,776	2.65
Jazz Acquisition, Inc. (Wencor) (2) (3) (5)	Aerospace & Defense	7.75	6/19/2022	6/25/2014	800	797	795	1.18
Phillips-Medisize Corporation (2) (3) (5)	Chemicals, Plastics & Rubber	8.25	6/16/2022	6/13/2014	1,500	1,486	1,513	2.25

Second Lien Debt Total						5,091	5,104	7.60

Total Investments—non-controlled/non-affiliated						$126,758	$126,699	188.69%

(1)	Unless otherwise indicated, issuers of investments of NF Investment Corp. (“NFIC” or the “Company”) are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of September 30, 2014, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2014, the Company is not an “affiliated person” of any portfolio company.
(2)	Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), which generally reset quarterly. For each such loan, the Company has provided the interest rate in effect as of September 30, 2014.
(3)	Loan includes interest rate floor feature.
(4)	These assets are owned by the Company’s wholly owned subsidiary, NFIC SPV L.L.C. (the “Borrower Sub”). The Borrower Sub has a senior secured revolving credit facility (the “Revolving Credit Facility”). The lenders of the Revolving Credit Facility have a first lien security interest in all of the assets of the Borrower Sub (see Note 5, Borrowings) and such assets are not generally available to creditors of NFIC other than to satisfy obligations of the Borrower Sub under the Revolving Credit Facility.
(5)	These assets are owned by the Company. The Company has a senior secured revolving credit facility (the “Facility”). The lender of the Facility has a perfected first-priority security interest in substantially all of the portfolio investments held by the Company and certain future domestic subsidiaries of the Company. The lender of the Facility also has a perfected first-priority security interest in the unfunded investor equity capital commitments (provided that the amount of unfunded capital commitments ultimately available to the lender is limited to $34,000) and such security interest will be removed upon the earlier of (a) the date eligible investments held by the Company are equal to or greater than $62,500 and the Facility’s borrowing base equity test is satisfied and (b) the date the borrower has received equity capital contributions in an amount equal to $34,000 (see Note 5, Borrowings).
(6)	Amortized cost represents original cost, including loan origination fees, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.
(7)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (Notes 2 and 3), pursuant to the Company’s valuation policies.
(8)	The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(9)	National Technical Systems, Inc. has an undrawn delayed draw term loan of $790 par value at LIBOR + 6.00%, 1.25% floor, and an undrawn revolver of $226 par value at LIBOR + 6.00%, 1.25% floor. An unused rate of 1.25% and 0.50% is charged on the delayed draw term loan and revolver principal, respectively, while undrawn. The delayed draw term loan and revolver are both owned by the Company.
(10)	The SI Organization, Inc. has an undrawn delayed draw term loan of $584 par value at LIBOR + 4.75%, 1.00% floor. An unused rate of 4.75% is charged on the principal while undrawn through November 19, 2014, thereafter, the delayed draw term loan will fund with a rate of LIBOR + 4.75%, 1.00% floor, charged.
(11)	Transilwrap Company, Inc. is partially owned by the Company ($598 par value) as indicated in Note 5 above with the remaining $4,342 par value owned by the Borrower Sub as indicated in Note 4 above.
(12)	Miller Heiman, Inc. is partially owned by the Company ($2,500 par value) as indicated in Note 5 above with the remaining $4,293 par value owned by the Borrower Sub as indicated in Note 4 above.

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of September 30, 2014

(dollar amounts in thousands)

(unaudited)

As of September 30, 2014, investments—non-controlled/non-affiliated, at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$121,667	$121,595	95.97%
Second Lien Debt	5,091	5,104	4.03

Total	$126,758	$126,699	100.00%

The industrial composition of investments—non-controlled/non-affiliated at fair value as of September 30, 2014 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$11,242	$11,390	8.99%
Automotive	3,741	3,747	2.96
Banking, Finance, Insurance & Real Estate	8,604	8,617	6.80
Business Services	14,152	14,150	11.17
Capital Equipment	3,787	3,724	2.94
Chemicals, Plastics & Rubber	8,902	8,814	6.96
Construction & Building	3,923	3,904	3.08
Containers, Packaging & Glass	12,989	12,863	10.15
Durable Consumer Goods	4,331	4,275	3.37
Energy: Oil & Gas	3,376	3,469	2.74
Environmental Industries	3,469	3,461	2.73
Healthcare & Pharmaceuticals	12,075	12,142	9.58
High Tech Industries	5,173	5,138	4.06
Media: Advertising, Printing & Publishing	3,454	3,387	2.67
Metals & Mining	3,484	3,460	2.73
Non-durable Consumer Goods	8,947	8,941	7.06
Retail	1,891	1,901	1.50
Telecommunications	3,331	3,325	2.62
Transportation: Consumer	3,566	3,684	2.91
Utilities: Electric	1,987	1,960	1.55
Wholesale	4,334	4,347	3.43

Total	$126,758	$126,699	100.00%

The geographical composition of investments – non-controlled/non-affiliated at fair value as of September 30, 2014 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Canada	$1,940	$1,917	1.51%
United Kingdom	6,820	6,977	5.51
United States	117,998	117,805	92.98

Total	$126,758	$126,699	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2013

(dollar amounts in thousands)

Portfolio Company (1)	Industry	Interest Rate	Maturity Date	Acquisition Date	Par Amount	Amortized Cost (5)	Fair Value (6)	Percentage of Net Assets
Investments—non-controlled/non-affiliated

First Lien Debt (100.00%)
Aquilex LLC (2) (3) (4)	Environmental Industries	5.00%	12/31/2020	12/20/2013	$3,500	$3,495	$3,495	7.94%
Ascensus, Inc. (2) (3) (4)	Banking, Finance, Insurance & Real Estate	5.00	12/2/2019	12/2/2013	6,000	5,972	5,984	13.62
Dialysis Newco, Inc., d/b/a DSI Renal (2) (3) (4)	Healthcare & Pharmaceuticals	5.25	8/16/2020	8/16/2013	4,250	4,210	4,262	9.70
InterWrap Corp. (Canada) (2) (3) (4) (7)	Construction & Building	6.50	11/1/2018	10/31/2013	1,964	1,947	1,896	4.31
Landslide Holdings, Inc. (LANDesk Software) (2) (3) (4)	High Tech Industries	5.25	8/9/2019	8/7/2013	3,028	3,001	3,044	6.93
Miller Heiman, Inc. (2) (3) (4)	Business Services	6.75	9/30/2019	10/1/2013	4,375	4,333	4,404	10.02
National Technical Systems, Inc. (2) (3) (4) (8)	Aerospace & Defense	6.75	11/22/2018	11/22/2013	3,048	3,012	3,001	6.83
NES Global Talent Finance US LLC (United Kingdom) (2) (3) (4) (7)	Energy: Oil & Gas	6.50	10/3/2019	10/2/2013	3,500	3,433	3,509	7.99
System Maintenance Services Holding, Inc. (2) (3) (4)	High Tech Industries	5.25	10/18/2019	10/18/2013	3,263	3,251	3,175	7.23
The Topps Company, Inc. (2) (3) (4)	Non-durable Consumer Goods	7.25	10/2/2018	10/1/2013	4,070	4,031	4,015	9.14
Transilwrap Company, Inc. (2) (3) (4) (9)	Chemicals, Plastics and Rubber	5.00	11/22/2019	10/20/2013	4,375	4,367	4,216	9.60
Violin Finco S.A.R.L. (Alexander Mann Solutions) (United Kingdom) (2) (3) (4) (7)	Business Services	5.75	12/20/2019	12/18/2013	3,500	3,467	3,458	7.87
Vitera Healthcare Solutions, LLC (2) (3) (4)	Healthcare & Pharmaceuticals	6.00	11/4/2020	11/1/2013	3,370	3,338	3,377	7.69
W/S Packaging Group, Inc. (2) (3) (4)	Containers, Packaging & Glass	5.00	8/9/2019	8/8/2013	4,375	4,358	4,341	9.88
Watchfire Enterprises, Inc. (2) (3) (4)	Media: Advertising, Printing & Publishing	5.25	10/2/2020	10/2/2013	3,491	3,479	3,386	7.71
Zest Holdings, LLC (2) (3) (4)	Durable Consumer Goods	6.50	8/16/2020	8/14/2013	4,364	4,281	4,305	9.80

First Lien Debt Total						59,975	59,868	136.26

Total Investments—non-controlled/non-affiliated						$59,975	$59,868	136.26%

(1)	Unless otherwise indicated, issuers of investments of the Company are domiciled in the United States. Under the Investment Company Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2013, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2013, the Company is not an “affiliated person” of any portfolio company.
(2)	Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), which generally reset quarterly. For each such loan, the Company has provided the interest rate in effect as of December 31, 2013.
(3)	Loan includes interest rate floor feature.
(4)	These assets are owned by the Borrower Sub. The Borrower Sub has the Revolving Credit Facility. The lenders of the Revolving Credit Facility have a first lien security interest in all of the assets of the Borrower Sub (see Note 5, Borrowings) and such assets are not generally available to creditors of NFIC other than to satisfy obligations of the Borrower Sub under the Revolving Credit Facility.

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2013

(dollar amounts in thousands)

(5)	Amortized cost represents original cost, including loan origination fees, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.
(6)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (Notes 2 and 3), pursuant to the Company’s valuation policies.
(7)	The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(8)	National Technical Systems, Inc. has an undrawn delayed draw term loan of $790 par value at LIBOR + 5.50%, 1.25% floor and an undrawn revolver of $226 par value at LIBOR + 5.50%, 1.25% floor. An unused rate of 1.25% and 0.50% is charged on the delayed draw term loan and revolver principal, respectively, while undrawn. The delayed draw term loan and revolver are both owned by the Company.
(9)	The investment in Transilwrap Company, Inc. is partially owned by the Company ($875 par value) with the remaining $3,750 par value owned by the Borrower Sub as indicated in Note 4 above.

As of December 31, 2013, investments—non-controlled/non-affiliated, at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$59,975	$59,868	100.00%

Total	$59,975	$59,868	100.00%

The industrial composition of investments—non-controlled/non-affiliated at fair value as of December 31, 2013 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$3,012	$3,001	5.01%
Banking, Finance, Insurance & Real Estate	5,972	5,984	10.00
Business Services	7,800	7,862	13.13
Chemicals, Plastics & Rubber	4,367	4,216	7.04
Construction & Building	1,947	1,896	3.17
Containers, Packaging & Glass	4,358	4,341	7.25
Durable Consumer Goods	4,281	4,305	7.19
Energy: Oil & Gas	3,433	3,509	5.86
Environmental Industries	3,495	3,495	5.84
Healthcare & Pharmaceuticals	7,548	7,639	12.76
High Tech Industries	6,252	6,219	10.39
Media: Advertising, Printing & Publishing	3,479	3,386	5.65
Non-durable Consumer Goods	4,031	4,015	6.71

Total	$59,975	$59,868	100.00%

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2013

(dollar amounts in thousands)

The geographical composition of investments—non-controlled/non-affiliated at fair value December 31, 2013 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Canada	$1,947	$1,896	3.17%
United Kingdom	6,900	6,967	11.64
United States	51,128	51,005	85.19

Total	$59,975	$59,868	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

NF INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

September 30, 2014

(dollar amounts in thousands, except per share data)

1. ORGANIZATION

NF Investment Corp. (“NFIC” or the “Company”) is a Maryland corporation formed on November 1, 2012, and structured as an externally managed, non-diversified closed-end investment company. On August 5, 2013, NFIC filed its election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). NFIC has elected to be treated, and intends to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2013.

NFIC’s investment objective is to generate current income and capital appreciation primarily through debt investments in U.S. middle market companies with approximately $10 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”). NFIC seeks to achieve its investment objective by investing primarily in first lien senior secured and unitranche loans to private U.S. middle market companies that are, in many cases, controlled by private equity investment firms (“Middle Market Senior Loans”). On June 11, 2014, the Board of Directors of the Company voted to allow the Company to invest up to 10% of its total assets in second lien senior secured loans to private U.S. middle market companies (“Second Lien Loans”). On November 5, 2014, the Board of Directors of the Company voted to allow the Company to invest up to 10% of its total assets in high yield securities whose risk profile, as determined at the sole discretion of Carlyle GMS Investment Management L.L.C. (the “Investment Adviser”), is similar to or better than the risk profile of Middle Market Senior Loans or Second Lien Loans. NFIC expects that the composition of its portfolio will change over time given the Investment Adviser’s view on, among other things, the economic and credit environment (including with respect to interest rates) in which the Company is operating.

NFIC was initially funded on November 8, 2012, with the purchase of 100 shares at a net asset value (“NAV”) of $20.00 per share by the Investment Adviser. On August 6, 2013, NFIC completed its initial closing of capital commitments (the “Initial Closing”) and subsequently commenced substantial investment operations. Prior to August 6, 2013, NFIC had not commenced operations and was a development stage company as defined by Accounting Standards Codification (“ASC”) 915, Development Stage Entity. During this time, NFIC focused substantially all of its efforts on establishing its business.

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

NFIC has elected to be treated, and intends to comply with the requirements to qualify annually, as a RIC under the Code, and operates in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, NFIC must, among other things, meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders generally at least 90% of its investment company taxable income, as defined by the Code, for each year. Pursuant to this election, NFIC generally does not have to pay corporate level taxes on any income that it distributes to stockholders, provided that NFIC satisfies those requirements.

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

The interim financial statements have been prepared in accordance with US GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with US GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim period presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2013. The results of operations for the three month and nine month periods ended September 30, 2014 are not necessarily indicative of the operating results to be expected for the full year.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. It also requires management to exercise judgment in the process of applying the Company’s accounting policies. Assumptions and estimates regarding the valuation of investments and their resulting impact on management fees involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the consolidated financial statements. Actual results could differ from these estimates and such differences could be material.

Investments

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation on investments as presented in the accompanying Consolidated Statements of Operations reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. See Note 3 for further information about fair value measurements.

Cash and Cash Equivalents

Cash and cash equivalents consists of demand deposits and highly liquid investments (e.g. money market funds, U.S treasury notes) with original maturities of three months or less. Cash equivalents are carried at amortized cost which approximates fair value. The Company’s cash and cash equivalents are held with two large financial institutions and cash held in such financial institutions may, at times, exceed the Federal Deposit Insurance Corporation insured limit.

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

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of September 30, 2014 and December 31, 2013 and for the three month and nine month periods ended September 30, 2014, no loans in the portfolio contained PIK provisions.

Other Income

Other income may include income such as consent, waiver and amendment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive a fee for guaranteeing the outstanding debt of a portfolio company. Such fee will be amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three month and nine month periods ended September 30, 2014 and September 30, 2013, there was no other income.

Non-Accrual Income

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2014 and December 31, 2013, no loans in the portfolio were on non-accrual status.

Revolving Credit Facility and Facility Related Costs, Expenses and Deferred Financing Costs (See Note 5, Borrowings)

Interest expense and commitment fees on the Revolving Credit Facility and Facility are recorded on an accrual basis. Unused commitment fees are included in credit facility fees in the accompanying Consolidated Statements of Operations.

The Revolving Credit Facility and Facility are recorded at carrying value, which approximates fair value.

Deferred financing costs consist of capitalized expenses related to the origination of the Revolving Credit Facility and Facility. Amortization of deferred financing costs for each credit facility is computed on the straight-line basis over the respective term of each credit facility, except for a portion that was accelerated in connection with the amendment of the Revolving Credit Facility as described in Note 5. The amortization of such costs is included in credit facility fees in the accompanying Consolidated Statements of Operations.

Organization and Offering Costs

The Company agreed to reimburse the Investment Adviser for initial organization and offering costs incurred on behalf of NFIC up to $750. As of September 30, 2014 and December 31, 2013, $663 of organization and offering costs had been incurred by NFIC. The $663 of incurred organization and offering costs are allocated to all stockholders based on their respective capital commitment and are re-allocated amongst all stockholders at the time of each capital drawdown subsequent to the Initial Closing. The Company’s organization costs incurred are expensed and the offering costs are charged against equity when incurred.

Income Taxes

For federal income tax purposes, NFIC has elected to be treated as a RIC under the Code, and intends to make the required distributions to its stockholders as specified therein. In order to qualify as a RIC, NFIC must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then NFIC is generally required to pay income taxes only on the portion of its taxable income and gains it does not distribute.

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

In addition, based on the excise distribution requirements, NFIC is subject to a 4% nondeductible federal excise tax on undistributed income unless NFIC distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-

term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by NFIC that is subject to corporate income tax is considered to have been distributed. NFIC intends to make sufficient distributions each taxable year to satisfy the excise distribution requirements.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense.

The Borrower Sub is a disregarded entity for tax purposes and is consolidated with the tax return of NFIC.

Capital Calls and Dividends and Distributions to Common Stockholders

The Company records the shares issued in connection with capital calls as of the effective date, or due date, of the capital call, which is the date shares are issued. To the extent that the Company has taxable income available, the Company intends to make quarterly distributions to its common stockholders. Dividends and distributions to common stockholders are recorded on the record date and paid in cash. The amount to be distributed is determined by the Board of Directors each quarter and is generally based upon the taxable earnings estimated by management and available cash. Net realized capital gains, if any, are generally distributed at least annually, although the Company may decide to retain such capital gains for investment.

Functional Currency

The functional currency of the Company is the U.S. Dollar and all transactions were in U.S. Dollars.

3. FAIR VALUE MEASUREMENTS

The Company applies fair value accounting in accordance with the terms of Financial Accounting Standards Board ASC Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 defines fair value as the amount that would be exchanged to sell an asset or transfer a liability in an orderly transfer between market participants at the measurement date. The Company values securities/instruments traded in active markets on the measurement date by multiplying the closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Company may also obtain quotes with respect to certain of its investments, such as its securities/instruments traded in active markets and its liquid securities/instruments that are not traded in active markets, from pricing services, brokers, or counterparties (i.e. “consensus pricing”). When doing so, the Company determines whether the quote obtained is sufficient according to US GAAP to determine the fair value of the security. The Company may use the quote obtained or alternative pricing sources may be utilized including valuation techniques typically utilized for illiquid securities/instruments.

Securities/instruments that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser or NFIC’s Board of Directors, does not represent fair value shall each be valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment and include comparable public market valuations, comparable precedent transaction valuations and discounted cash flow analyses. The process generally used to determine the applicable value is as follows: (i) the value of each portfolio company or investment is initially reviewed by the investment professionals responsible for such portfolio company or investment and, for non-traded investments, a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs is used to determine a preliminary value, which is also reviewed alongside consensus pricing, where available; (ii) preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of members of senior management; (iii) the Board of Directors engages one or more third-party valuation firms to provide positive assurance on portions of the portfolio each quarter (such that each non-traded investment is reviewed by a third-party valuation firm at least once annually) including a review of management’s preliminary valuation and conclusion on fair value; (iv) the Audit Committee of the Board of Directors (the “Audit Committee”) reviews the assessments of the Investment Adviser and, where appropriate, the respective third-party valuation firms and provides the Board of Directors with any recommendations with respect to changes to the fair value of each investment in the portfolio; and (v) the Board of Directors discusses the valuation recommendations of the Audit Committee and determines the fair value of each investment in the portfolio in good faith based on the input of the Investment Adviser and, where applicable, the respective third-party valuation firms.

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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of September 30, 2014.

US GAAP establishes a hierarchical disclosure framework which ranks the level of observability of market price inputs used in measuring investments at fair value. The observability of inputs is impacted by a number of factors, including the type of investment and the characteristics specific to the investment and state of the marketplace, including the existence and transparency of transactions between market participants. Investments with readily available quoted prices or for which fair value can be measured from quoted prices in active markets generally have a higher degree of market price observability and a lesser degree of judgment applied in determining fair value.

Investments measured and reported at fair value are classified and disclosed based on the observability of inputs used in determination of fair values, as follows:

•	Level I—inputs to the valuation methodology are quoted prices available in active markets for identical investments as of the reporting date. The types of financial instruments in Level I generally include unrestricted securities, including equities and derivatives, listed in active markets. The Company does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

•	Level II—inputs to the valuation methodology are either directly or indirectly observable as of the reporting date and are those other than quoted prices in active markets. The type of financial instruments in this category generally includes less liquid and restricted securities listed in active markets, securities traded in other than active markets, government and agency securities, and certain over-the-counter derivatives where the fair value is based on observable inputs.

•	Level III—inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are in this category generally include investments in privately-held entities, collateralized loan obligations, and certain over-the-counter derivatives where the fair value is based on unobservable inputs.

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

Transfer between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three month and nine month periods ended September 30, 2014 and September 30, 2013, there were no transfers between levels.

The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Level I	Level II	Level III	Total
Assets
First Lien Debt	—	—	$121,595	$121,595
Second Lien Debt	—	—	5,104	5,104

Total	—	—	$126,699	$126,699

	December 31, 2013
	Level I	Level II	Level III	Total
Assets
First Lien Debt	—	—	$59,868	$59,868

Total	—	—	$59,868	$59,868

The changes in the Company’s investments at fair value for which the Company has used Level III inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level III investments still held are as follows:

	Financial Assets For the three month period ended September 30, 2014
	First Lien Debt	Second Lien Debt	Total
Balance, beginning of period	$101,738	$2,322	$104,060
Purchases	26,975	2,807	29,782
Paydowns	(6,613)	—	(6,613)
Accretion of discount	113	— *	113
Net change in unrealized appreciation (depreciation)	(618)	(25)	(643)

Balance, end of period	$121,595	$5,104	$126,699

Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of September 30, 2014 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statements of Operations	$(499)	$(25)	$(524)

	Financial Assets For the nine month period ended September 30, 2014
	First Lien Debt	Second Lien Debt		Total
Balance, beginning of period	$59,868	$—		$59,868
Purchases	75,716	5,091		80,807
Paydowns	(14,246)	—		(14,246)
Accretion of discount	222	—	*	222
Net change in unrealized appreciation (depreciation)	35	13		48

Balance, end of period	$121,595	$5,104		$126,699

Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of September 30, 2014 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statements of Operations	$154	$13		$167

*	Amount was less than one

	Financial Assets For the three month and nine month periods ended September 30, 2013
	First Lien Debt	Total
Balance, beginning of period	$—	$—
Purchases	15,879	15,879
Paydowns	(8)	(8)
Accretion of discount	2	2
Realized gains (losses)*	—	—
Net change in unrealized appreciation (depreciation)	73	73

Balance, end of period	$15,946	$15,946

Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of September 30, 2013 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statements of Operations	$73	$73

*	Amount was less than one

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

Investments in debt securities with sufficient coverage through the enterprise value analysis are generally valued using a discounted cash flow analysis of the underlying security. Projected cash flows in the discounted cash flow typically represent the relevant security’s contractual interest, fees and principal payments plus the assumption of full principal recovery at the security’s expected maturity date. The discount rate to be used is determined using an average of two market-based methodologies.

The following tables summarize the quantitative information related to the significant unobservable inputs for Level III instruments which are carried at fair value as of September 30, 2014 and December 31, 2013:

	Fair Value as of September 30, 2014	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First and Second Lien Debt Securities	$110,760	Discounted Cash Flow	Discount Rate	4.76%	8.27%	5.85%
	15,939	Consensus Pricing	Indicative Quotes	97.50	99.75	98.74

Total Debt	$126,699

Total Level III Investments	$126,699

	Fair Value as of December 31, 2013	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in Debt Securities	$59,868	Discounted Cash Flow	Discount Rate	5.12%	7.54%	5.97%

Total Debt	$59,868

Total Level III Investments	$59,868

The significant unobservable inputs used in the fair value measurement of the Company’s investments in debt securities are discount rates. Significant increases in discount rates would result in a significantly lower fair value measurement.

Financial instruments disclosed but not carried at fair value:

The following table presents the carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value.

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$61,931	$61,931	$25,506	$25,506

Total	$61,931	$61,931	$25,506	$25,506

The carrying value of the secured borrowings approximates its fair value and is categorized as Level III within the hierarchy. Secured borrowings are valued generally using discounted cash flows analysis. The significant unobservable inputs used in the fair value measurement of the Company’s secured borrowings are discount rates. Significant increases in discount rates would result in a significantly lower fair value measurement.

The carrying value of other financial assets and liabilities approximates their fair value based on the short term nature of these items.

4. RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

On July 10, 2013, the Company’s Board of Directors, including a majority of the directors who are not interested persons as defined in the Investment Company Act, approved an investment advisory and management agreement (the “Investment Advisory Agreement”) between the Company and the Investment Adviser in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, Section 15(c) of the Investment Company Act. Subject to the overall supervision of the Board of Directors, the Investment Adviser provides investment advisory services to the Company. For providing these services, the Investment Adviser receives a management fee from the Company. The management fee is calculated and payable quarterly in arrears at an annual rate of 0.25% of the average value of the gross assets of the Company at the end of the two most recently completed fiscal quarters, excluding any cash and cash equivalents and including assets acquired with leverage from use of the Revolving Credit Facility and Facility (see Note 5, Borrowings). For purposes of this calculation, cash and cash equivalents include any temporary investments in cash-equivalents, U.S. government securities and other high quality investment grade debt investments that mature in 12 months or less from the date of investment. The management fee for any partial quarter is prorated.

For the three month and nine month periods ended September 30, 2014, management fees were $73 and $170, respectively. For the three month and nine month periods ended September 30, 2013, management fees were $3.

As of September 30, 2014 and December 31, 2013, $73 and $27, respectively, was included in management fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

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

For the three month and nine month periods ended September 30, 2014, NFIC incurred $15 and $127, respectively, and for the three month and nine month periods ended September 30, 2013, NFIC incurred $60 in fees under the Administrative Agreement, which are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of September 30, 2014 and December 31, 2013, $4 and $74, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

Sub-Administration Agreements

On July 10, 2013, the Administrator entered into sub-administration agreements with Carlyle Employee Co. and CELF Advisors LLP. Pursuant to the agreements, Carlyle Employee Co. and CELF Advisors LLP provide the Administrator access to personnel.

On July 10, 2013, the Administrator entered into a sub-administration agreement with State Street Bank and Trust Company. For the three month and nine month periods ended September 30, 2014, fees incurred in connection with the sub-administration agreement, which amounted to $26 and $56, respectively, were included in other general and administrative in the accompanying Consolidated Statements of Operations. For the three month and nine month periods ended September 30, 2013, no fees were incurred in connection with the sub-administration agreement. As of September 30, 2014 and December 31, 2013, $20 and $10, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.

Placement Fees

On July 10, 2013, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser. There are no placement fees under this arrangement.

Board of Directors

NFIC’s Board of Directors currently consists of five members, three of whom are not “interested persons” of NFIC as defined in Section 2(a)(19) of the Investment Company Act (“Independent Directors”). On July 10, 2013, the Board of Directors also established an Audit Committee consisting of its Independent Directors, and may establish additional committees in the future. For the three month and nine month periods ended September 30, 2014, NFIC incurred $61 and $202, respectively, and for the three month and nine month periods ended September 30, 2013, NFIC incurred $65 in fees and expenses associated with its Independent Directors and Audit Committee. As of September 30, 2014 and December 31, 2013, $0 and $18, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities. As of September 30, 2014 and December 31, 2013, certain directors had committed $1,050 in capital commitments to the Company.

5. BORROWINGS

In accordance with the Investment Company Act, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of September 30, 2014 and December 31, 2013, asset coverage was 208.41% and 272.26%, respectively. During the nine month period ended September 30, 2014, there were net secured borrowings of $9,925 under the Revolving Credit Facility and $26,500 under the Facility. For the nine month period ended September 30, 2013, there were no secured borrowings. As of September 30, 2014 and December 31, 2013, there were $61,931 and $25,506, respectively, in secured borrowings outstanding.

Revolving Credit Facility

The Borrower Sub closed on September 12, 2013 on the Revolving Credit Facility, which Revolving Credit Facility was subsequently amended on July 25, 2014 (the “First Amendment”). The First Amendment, among other things (a) reduced the maximum commitments from $175,000 to $140,000, (b) extended the revolving period from September 12, 2016 to the earlier of September 12, 2017 or the completion of a Qualified IPO by Carlyle GMS Finance, Inc., (c) extended the maturity date from September 12, 2019 to the earlier of September 11, 2020 or the completion of a Qualified IPO by Carlyle GMS Finance, Inc., (d) increased the per annum revolving period rate from the applicable base rate (based on LIBOR, the commercial paper rate, prime rate or the federal funds rate) plus 1.50% to the applicable base rate plus 1.60%, (e) added second lien loans and covenant-lite loans (subject to certain limitations) to the types of assets eligible to be purchased by the Borrower Sub, and (f) modified certain other restrictions and requirements set forth in the Revolving Credit Facility. Advances under the Revolving Credit Facility first became available to the Company once the Borrower Sub held at least $10,500 of minimum equity in its assets held. The Revolving Credit Facility provides for secured borrowings up to the lesser of $140,000 or the amount of capital commitments the Company has received with an accordion feature that can, subject to certain conditions, increase the aggregate maximum credit commitment up to an amount not to exceed $262,500, subject to restrictions imposed on borrowings under the Investment Company Act and adequate collateral to support such borrowings. The Revolving Credit Facility has a revolving period through the earlier of September 12, 2017 or the completion of a Qualified IPO by Carlyle GMS Finance, Inc. (with two one-year extension options, subject to the Borrower Sub’s and the lenders’ consent) and a maturity date of the earlier of September 11, 2020 or the completion of a Qualified IPO by Carlyle GMS Finance, Inc. (extendable in connection with an extension of the revolving period). Base rate borrowings under the Revolving Credit Facility bear interest initially at the applicable commercial paper rate (if the lender is a conduit lender) or LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 1.60% per year during the revolving period, with pre-determined future interest rate increases of 1.25%-2.25% over the three years following the end of the revolving period. The Borrower Sub is also required to pay a commitment fee of between 0.25% and 1.00% per year depending on the usage of the Revolving Credit Facility. Payments under the Revolving Credit Facility are made quarterly. The lenders have a first lien security interest on substantially all of the assets of the Borrower Sub.

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

Related to the First Amendment, which reduced the maximum commitments to the Revolving Credit Facility, $370 of deferred financing costs (representing the prorated financing costs related to the reduction in commitments) were immediately expensed in lieu of continuing to amortize over the term of the Revolving Credit Facility.

As of September 30, 2014 and December 31, 2013, the Borrower Sub was in compliance with all covenants and other requirements of the Revolving Credit Facility.

Facility

The Company closed on March 27, 2014 on the Facility. The maximum principal amount of the Facility is $50,000, subject to availability under the Facility, which is based on the value of the Company’s portfolio investments net of certain other indebtedness that the Company may incur in the future in accordance with the terms of the Facility. Proceeds of the Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Facility may be increased to $75,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Facility includes a $10,000 limit for swingline loans and a $5,000 limit for letters of credit. The Company may borrow amounts in U.S. dollars, subject to the satisfaction of certain conditions, including certain collateral quality tests. The availability period under the Facility will terminate on March 27, 2017 or earlier under certain conditions specified in the Facility (the “Commitment Termination Date”) and the Facility will mature on March 27, 2020 (the “Maturity Date”). During the period from the Commitment Termination Date to the Maturity Date, the Company will be obligated to make mandatory prepayments under the Facility out of the proceeds of certain asset sales, other recovery events and equity and debt issuances. Amounts drawn under the Facility, including amounts drawn in respect of letters of credit, will bear interest at either (a) LIBOR plus an applicable spread of (i) prior to the Commitment Termination Date, 2.25% and (ii) following the Commitment Termination Date, 2.65%, or (b) an “alternative base rate” (which is the highest of a prime rate, the federal funds effective rate plus 0.50%, or one month LIBOR plus 1.00%) plus an applicable spread of (i) prior to the Commitment Termination Date, 1.25% and (ii) following the Commitment Termination Date, 1.65%. The Company may elect either the LIBOR or the “alternative base rate” at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. The Company will also pay a fee of 0.375% on undrawn amounts under the Facility and, in respect of each undrawn letter of credit, a fee and interest rate equal to the then-applicable margin under the Facility while the letter of credit is outstanding.

Subject to certain exceptions, including, without limitation, the Company’s ownership interests in its special purpose non-guarantor subsidiaries, such as the Borrower Sub, the Facility is secured by a perfected first-priority security interest in substantially all of the portfolio investments held by the Company and certain future domestic subsidiaries of the Company (collectively, the “Guarantors”) and $34,000 of unfunded investor equity capital commitments. The Company is required to cause the Guarantors to guaranty the Facility. The $34,000 pledge of unfunded investor equity capital commitments shall be released upon the earlier of (a) the date eligible investments held by the Company are equal to or greater than $62,500 and the Facility’s borrowing base equity test is satisfied and (b) the date the borrower has received equity capital contributions in an amount equal to $34,000. Such eligible investments and shareholder equity thresholds have not been satisfied as of September 30, 2014. The Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity, liquidity and interest coverage, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.

As of September 30, 2014, the Company was in compliance with all covenants and other requirements of the Facility.

Summary of Facilities

The facilities of the Company and the Borrower Sub consisted of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$140,000	$35,431	$104,569	$2,822
Facility	50,000	26,500	23,500	5,286

Total	$190,000	$61,931	$128,069	$8,108

	December 31, 2013
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$175,000	$25,506	$149,494	$4,710

Total	$175,000	$25,506	$149,494	$4,710

(1)	The unused portion upon which commitment fees are based.
(2)	Available for borrowing based on the computation of collateral to support the borrowings.

As of September 30, 2014 and December 31, 2013, $182 and $41, respectively, of interest expense, $76 and $85, respectively, of unused commitment fees and $19 and $20, respectively, of other fees were included in interest and credit facility fees payable. For the three month and nine month periods ended September 30, 2014, the average stated interest rate was 2.14% and 1.89% and average principal debt outstanding was $53,724 and $36,075, respectively. For the three month and nine month periods ended September 30, 2013, there were no borrowings. As of September 30, 2014 and December 31, 2013, the interest rate was 2.08% and 1.66%, respectively, based on floating LIBOR rates.

For the three month and nine month periods ended September 30, 2014 and September 30, 2013, the components of interest expense and credit facility fees were as follows:

	For the three month period ended September 30, 2014	For the nine month period ended September 30, 2014	For the three month and nine month periods ended September 30, 2013
Interest expense	$294	$517	$—
Unused commitment fee	102	338	11
Amortization of deferred financing costs	467	675	19
Other fees	16	49	3

Total interest expense and credit facility fees	$879	$1,579	$33

Cash paid for interest expense	$216	$377	$—

For the three month and nine month periods ended September 30, 2014, $370 of the amortization of deferred financing costs represents the prorated financing costs that were immediately expensed in lieu of continuing to amortize over the term of the Revolving Credit Facility related to the amendment that reduced commitments under the Revolving Credit Facility.

6. COMMITMENTS AND CONTINGENCIES

A summary of significant contractual payment obligations was as follows as of September 30, 2014 and December 31, 2013:

September 30, 2014	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Secured Borrowings	$61,931	—	—	—	$61,931

December 31, 2013	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Secured Borrowings	$25,506	—	—	—	$25,506

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of September 30, 2014 and December 31, 2013 for any such exposure.

As of September 30, 2014 and December 31, 2013, the Company had $190,077 and $80,077, respectively, in total capital commitments from stockholders, of which $121,542 and $34,875, respectively, was unfunded. Included in the commitments as of September 30, 2014 and December 31, 2013 were $5,077 of capital commitments of the Investment Adviser, members of senior management, and certain employees, partners, and affiliates of the Investment Adviser. As of September 30, 2014 and December 31, 2013, certain directors had committed $1,050 in capital commitments to the Company.

As of September 30, 2014, there was a $34,000 pledge of unfunded investor equity capital commitments to the lender of the Facility. The $34,000 pledge of unfunded investor equity capital commitments shall be released upon the earlier of (a) the date eligible investments held by the Company are equal to or greater than $62,500 and the Facility’s borrowing base equity test is satisfied and (b) the date the borrower has received equity capital contributions in an amount equal to $34,000. Such eligible investments and shareholder equity thresholds have not been satisfied as of September 30, 2014.

Upon the earlier of August 6, 2018 or the completion of a Qualified IPO by Carlyle GMS Finance, Inc., investors will be released from any further obligation to purchase additional shares of common stock, subject to certain exceptions contained in the subscription agreement.

The Company had the following commitments to fund delayed draw and revolving senior secured loans, none of which were funded:

	Par Value as of
	September 30, 2014	December 31, 2013
Unfunded delayed draw commitments	$1,374	$790
Unfunded revolving term loan commitments	226	226

Total unfunded commitments	$1,600	$1,016

7. NET ASSETS

In connection with its formation, the Company has the authority to issue 200,000,000 shares of common stock, $0.01 per share par value.

During the nine month period ended September 30, 2014, the Company issued 1,175,584 shares for $23,334. The following table summarizes capital activity during the nine month period ended September 30, 2014:

			Capital In Excess Of Par Value	Offering Expenses	Accumulated Net Investment Income (Loss)	Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Common Stock
	Shares	Amount
Balance, beginning of period	2,265,375	$23	$44,667	$(45)	$(601)	$(107)	$43,937
Common stock issued	1,175,584	11	23,323	—	—	—	23,334
Net investment income	—	—	—	—	1,156	—	1,156
Net change in unrealized appreciation on investments—non-controlled/non-affiliated	—	—	—	—	—	48	48
Dividends declared	—	—	—	—	(1,336)	—	(1,336)

Balance, end of period	3,440,959	$34	$67,990	$(45)	$(781)	$(59)	$67,139

During the nine month period ended September 30, 2013, the Company issued 1,710,000 shares for $34,200. The following table summarizes capital activity during the nine month period ended September 30, 2013:

	Common Stock		Capital In Excess Of Par Value	Offering Expenses	Accumulated Net Investment Income (Loss)	Net Realized Gain (Loss) On Investments	Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of period	100	$—	$2	$—	$—	$—	$—	$2
Common stock issued	1,710,000	17	34,183	—	—	—	—	34,200
Offering expenses	—	—	—	(45)	—	—	—	(45)
Net investment income (loss)	—	—	—	—	(1,016)	—	—	(1,016)
Net realized gain (loss) on investments-non-controlled/non-affiliated*	—	—	—	—	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	—	—	—	—	—	—	73	73

Balance, end of period	1,710,100	$17	$34,185	$(45)	$(1,016)	$—	$73	$33,214

*	Amount was less than one.

The following table summarizes total shares issued and proceeds received related to capital drawdowns delivered pursuant to subscriptions for the Company’s common stock during the nine month period ended September 30, 2014:

	Shares Issued	Proceeds Received
March 21, 2014	925,459	$18,334
September 17, 2014	250,125	5,000

Total	1,175,584	$23,334

The following table summarizes total shares issued and proceeds received related to capital drawdowns delivered pursuant to subscriptions for the Company’s common stock during the nine month period ended September 30, 2013:

	Shares Issued	Proceeds Received
August 21, 2013	900,000	$18,000
September 3, 2013	750,000	15,000
September 24, 2013	60,000	1,200

Total	1,710,000	$34,200

Subscribed but unissued shares are presented in equity with a deduction of subscriptions receivable until cash is received for a subscription. There were no subscribed but unissued shares as of September 30, 2014 and December 31, 2013.

Subscription transactions during the nine month period ended September 30, 2014 were executed at an offering price at a premium to NAV due to the requirement to use prior quarter NAV as the offering price unless it would result in the Company selling shares of its common stock at a price below the current NAV and also in order to effect a reallocation of organizational costs to subsequent investors. Such subscription transactions increased NAV by $28 or $0.10 per share for the nine month period ended September 30, 2014. There were no subscription transactions executed at an offering price at a premium to NAV during the nine month period ended September 30, 2013.

As of September 30, 2014, four stockholders represented 95.82% of total common shares outstanding.

The Company computes earnings per common share in accordance with ASC 260, Earnings Per Share. Basic earnings per common share were calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of common shares outstanding for the period.

Basic and diluted earnings per common share were as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net increase (decrease) in net assets resulting from operations	$(68)	$(943)	$1,204	$(943)
Weighted-average common shares outstanding	3,228,897	634,013	2,935,854	213,726

Basic and diluted earnings per common share	$(0.02)	$(1.49)	$0.41	$(4.41)

On September 12, 2014, June 26, 2014 and March 13, 2014, the Company declared dividends of $0.24, $0.12 and $0.04 per share, respectively, for the quarter ended September 30, 2014, June 30, 2014 and March 31, 2014, respectively, which were paid on October 9, 2014, July 14, 2014 and April 14, 2014, respectively, to holders of record of common stock at the close of business on September 18, 2014, June 30, 2014 and March 31, 2014, respectively. As of December 31, 2013, no dividends or distributions had been declared or paid by the Company.

8. CONSOLIDATED FINANCIAL HIGHLIGHTS

The following is a schedule of consolidated financial highlights for the nine month periods ended September 30, 2014 and September 30, 2013:

	For the nine month periods ended
	September 30, 2014	September 30, 2013
Per Share Data:
Net asset value per share, beginning of period	$19.40	$20.00
Net investment income (loss) (1)	0.39	(0.59)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	0.02	0.04

Net increase (decrease) in net assets resulting from operations	0.41	(0.55)

Dividends declared (2)	(0.40)	—
Effect of subscription offering price (3)	0.10	(0.03)

Net asset value per share, end of period	$19.51	$19.42

Number of shares outstanding, end of period	3,440,959	1,710,000
Total return (4)	2.63%	(2.90)%
Net assets, end of period	$67,139	$33,214
Ratio to average net assets (5):
Total expenses	4.84%	19.85%
Net investment income (loss)	1.95%	(18.12)%
Interest expense and credit facility fees	2.67%	0.59%
Ratios/Supplemental Data:
Asset coverage	208.41%	N/A
Portfolio turnover	15.60%	0.22%
Total committed capital, end of period	$190,077	$80,077
Ratio of total contributed capital to total committed capital, end of period	36.06%	42.71%
Weighted-average shares outstanding	2,935,854	213,726

(1)	For the nine month period ended September 30, 2014, net investment income (loss) per share is calculated as net investment income (loss) for the period divided by the weighted average number of shares outstanding for the period. For the nine month period ended September 30, 2013, net investment income (loss) per share is calculated as net investment income (loss) for the period divided by the number of shares outstanding at the end of the period.
(2)	For the nine month period ended September 30, 2014, dividends declared per share is calculated as the sum of dividends declared on each quarter-end date during the period divided by the number of shares outstanding at each respective quarter-end date (refer to Note 7).
(3)	Increase is due to offering price of subscriptions during the period (refer to Note 7).
(4)	Total return based on net asset value equals the change in net asset value during the year plus the declared dividends for the period ended September 30, 2014 and ended September 30, 2013, divided by the beginning net asset value for the period. This calculation is adjusted for additional shares issued related to dividends paid, thereby assuming reinvestment of dividends distributed in connection with the dividend reinvestment plan. Total return based on net asset value is not annualized. Total return does not reflect taxes paid on distributions or placement fees paid on capital drawdowns, if any. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results. Total return for the nine month period ended September 30, 2014 is inclusive of $0.10 per share increase in NAV for the period related to the offering price of subscriptions. Excluding the effects of the higher offering price of subscriptions, total return would have been 2.11% (refer to Note 7).
(5)	Periods less than one year have not been annualized.

9. LITIGATION

The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of September 30, 2014 and December 31, 2013, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.

In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.

10. TAX

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of September 30, 2014 and December 31, 2013.

In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of September 30, 2014, the Company had filed tax returns and therefore is subject to examination. As of December 31, 2013, the Company had not yet filed any tax returns and therefore was not yet subject to examination.

The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of dividends declared for the nine month period ended September 30, 2014 was as follows:

Ordinary income	$1,336
Return of capital	$—

11. SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.

Subsequent to September 30, 2014, the Company borrowed $1,000 and $3,500 under the Revolving Credit Facility and Facility, respectively, to fund investment acquisitions and voluntarily repaid $2,028 and $1,000 under the Revolving Credit Facility and Facility, respectively.

On October 1, 2014, the Company issued a capital call and delivered capital drawdown notices totaling $8,500. Proceeds from the capital call and the related issuance of 425,851 shares were due and issued on October 16, 2014. On October 20, 2014, the Company issued a capital call and delivered capital drawdown notices totaling $5,000. Proceeds from the capital call and the related issuance of 250,501 shares were due and issued on November 3, 2014.

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

NFIC is a Maryland corporation formed on November 1, 2012, and structured as an externally managed, non-diversified closed-end investment company. On August 5, 2013, NFIC filed its election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). NFIC has elected to be treated, and intends to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2013.

NFIC’s investment objective is to generate current income and capital appreciation primarily through debt investments in U.S. middle market companies with approximately $10 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”). NFIC seeks to achieve its investment objective by investing primarily in first lien senior secured and unitranche loans to private U.S. middle market companies that are, in many cases, controlled by private equity investment firms (“Middle Market Senior Loans”). On June 11, 2014, the Board of Directors of the Company voted to allow the Company to invest up to 10% of its total assets in second lien senior secured loans to private U.S. middle market companies (“Second Lien Loans”). On November 5, 2014, the Board of Directors of the Company voted to allow the Company to invest up to 10% of its total assets in high yield securities whose risk profile, as determined at the sole discretion of Carlyle GMS Investment Management L.L.C. (the “Investment Adviser”), is similar to or better than the risk profile of Middle Market Senior Loans or Second Lien Loans. NFIC expects that the composition of its portfolio will change over time given the Investment Adviser’s view on, among other things, the economic and credit environment (including with respect to interest rates) in which the Company is operating.

PORTFOLIO AND INVESTMENT ACTIVITY

The fair value of our investments was approximately $126,699 in 38 portfolio companies as of September 30, 2014. The Company had $59,868 of investments in 16 portfolio companies as of December 31, 2013.

The Company’s investment activity for the three month periods ended September 30, 2014 and September 30, 2013 is presented below (information presented herein is at amortized cost unless otherwise indicated).

	For the three month periods ended
	September 30, 2014	September 30, 2013
Investments—non-controlled/non-affiliated:
Total Investments—non-controlled/non-affiliated as of June 30, 2014	$103,476	$15,879
New investments	29,782	—
Net accretion of discount on securities	113	2
Investments sold or repaid	(6,613)	(8)

Total Investments—non-controlled/non-affiliated as of September 30, 2014	$126,758	$15,873

Principal amount of investments purchased:
First Lien Debt	$27,297	$16,055
Second Lien Debt	2,826	—

Total	$30,123	$16,055

Principal amount of investments sold or repaid:
First Lien Debt	$(6,613)	$8

Total	$(6,613)	$8

Number of new funded investments	14	4
Average new funded investment amount	$2,127	$3,968
Percentage of new funded investments at floating rates	100%	100%

As of September 30, 2014 and December 31, 2013, investments—non-controlled/non-affiliated consisted of the following:

	September 30, 2014
	Amortized Cost	Fair Value
First Lien Debt	$121,667	$121,595
Second Lien Debt	5,091	5,104

Total	$126,758	$126,699

	December 31, 2013
	Amortized Cost	Fair Value
First Lien Debt	$59,975	$59,868

Total	$59,975	$59,868

The weighted average yields (1) for each investment type, based on the amortized cost and fair value of our portfolio as of September 30, 2014 and December 31, 2013, were as follows:

	September 30, 2014
	Amortized Cost	Fair Value
First Lien Debt	5.74%	5.75%
Second Lien Debt	8.00	7.98

	December 31, 2013
	Amortized Cost	Fair Value
First Lien Debt	5.77%	5.78%

The weighted average yields (1) of our portfolio as of September 30, 2014 and December 31, 2013 were 5.83% and 5.77%, respectively, on amortized cost and 5.84% and 5.78%, respectively, on fair value, made up from the contributions of each investment type as follows:

	September 30, 2014
	Amortized Cost	Fair Value
First Lien Debt	5.51%	5.52%
Second Lien Debt	0.32	0.32

Total	5.83%	5.84%

	December 31, 2013
	Amortized Cost	Fair Value
First Lien Debt	5.77%	5.78%

Total	5.77%	5.78%

(1)	Yields do not include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2014 and December 31, 2013.

RESULTS OF OPERATIONS

For the three month and nine month periods ended September 30, 2014 and September 30, 2013

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparison may not be meaningful.

Investment Income

	For the three month period ended September 30, 2014	For the nine month period ended September 30, 2014	For the three month and nine month periods ended September 30, 2013
Interest income from non-controlled/non-affiliated investments	$1,829	$4,022	$97

Total investment income	$1,829	$4,022	$97

The increase in interest income for the three month and nine month periods ended September 30, 2014 and September 30, 2013 was driven by our deployment of capital and increasing invested balance. As of September 30, 2014 and December 31, 2013, the size of our portfolio was $126,758 and $59,975, respectively, at amortized cost, with total principal amount of investments outstanding of $127,739 and $60,473, respectively. As of September 30, 2014 and December 31, 2013, our portfolio had a weighted average yield of 5.83% and 5.77%, respectively, on amortized cost.

Net investment income for the three month and nine month periods ended September 30, 2014 and September 30, 2013 was as follows:

	For the three month period ended September 30, 2014	For the nine month period ended September 30, 2014	For the three month and nine month periods ended September 30, 2013
Total investment income from non-controlled/non-affiliated investments	$1,829	$4,022	$97
Total expenses	1,254	2,866	(1,113)

Net investment income (loss)	$575	$1,156	$(1,016)

Expenses

	For the three month period ended September 30, 2014	For the nine month period ended September 30, 2014	For the three month and nine month periods ended September 30, 2013
Management fees	$73	$170	$3
Organization expenses	—	—	617
Professional fees	165	600	303
Administrative service fees	15	127	60
Interest expense	294	517	—
Credit facility fees	585	1,062	33
Directors’ fees and expenses	61	202	65
Transfer agency fees	7	23	6
Other general and administrative	54	165	26

Total expenses	$1,254	$2,866	$1,113

Interest expense and credit facility fees for the three month and nine month periods ended September 30, 2014 and September 30, 2013 were comprised of the following:

	For the three month period ended September 30, 2014	For the nine month period ended September 30, 2014	For the three month and nine month periods ended September 30, 2013
Interest expense	$294	$517	$—
Unused commitment fee	102	338	11
Amortization of deferred financing costs	467	675	19
Other fees	16	49	3

Total interest expense and credit facility fees	$879	$1,579	$33

Cash paid for interest expense	$216	$377	$—

The increase in interest expense for the three month and nine month periods ended September 30, 2014 was driven by increased usage of the facilities and increased deployment of capital to investments. For the three month and nine month periods ended September 30, 2014, unused commitment fees and amortization of deferred financing costs increased related to fees associated with a second credit facility, the Facility, that closed on March 27, 2014. Additionally, for the three month and nine month periods ended September 30, 2014, $370 of the amortization of deferred financing costs represents the prorated financing costs that were immediately expensed in lieu of continuing to amortize over the term of the Revolving Credit Facility related to the amendment that reduced commitments under the Revolving Credit Facility. For the three month and nine month periods ended September 30, 2014, the average stated interest rate was 2.14% and 1.89%, respectively, and average principal debt outstanding was $53,724 and $36,075, respectively. For the three month and nine month periods ended September 30, 2013, there were no drawdowns relating to the Revolving Credit Facility.

Increased management fees for the three month and nine month periods ended September 30, 2014 and September 30, 2013 were driven by our deployment of capital and increasing invested balance. See Note 4 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information on the management fees.

Professional fees include legal, rating agencies, audit, tax, valuation, technology and other professional fees incurred related to the management of the Company. Administrative services fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under an administration agreement between the Company and the Administrator, including our allocable portion of the cost of certain of our executive officers and their respective staff. Other general and administrative expenses include insurance, filing, research, subscriptions and other costs. Other general and administrative expenses increased for the three month and nine month periods ended September 30, 2014 driven by the increased deployment of capital.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation/(Depreciation) on Investments

During the three month and nine month periods ended September 30, 2014, the Company had a change in unrealized appreciation on 7 and 19 portfolio companies, respectively, totaling approximately $213 and $694, respectively, which was offset by a change in unrealized depreciation on 34 and 21 portfolio companies, respectively, totaling approximately $856 and $646, respectively. During the three month and nine month periods ended September 30, 2013, the Company had a change in unrealized appreciation on 3 portfolio companies totaling approximately $79, which was offset by a change in unrealized depreciation on 1 portfolio company totaling approximately $6.

	For the three month period ended September 30, 2014	For the nine month period ended September 30, 2014	For the three month and nine month periods ended September 30, 2013
Net realized gain (loss) on investments—non-controlled/non-affiliated	$—	$—	$—	*
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	(643)	48	73

Net realized gain (loss) and net change in unrealized appreciation/(depreciation) on investments	$(643)	$48	$73

*	Amount was less than one.

Net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three month and nine month periods ended September 30, 2014 and September 30, 2013 was as follows:

	For the three month period ended September 30, 2014		For the nine month period ended September 30, 2014		For the three month and nine month periods ended September 30, 2013
Type	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)		Net change in unrealized appreciation (depreciation)
First Lien Debt	$—	$(618)	$—	$35	$—	*	$73
Second Lien Debt	—	(25)	—	13	—		—

Total	$—	$(643)	$—	$48	$—	*	$73

*	Amount was less than one.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company generates cash from the net proceeds of offerings of our common stock and through cash flows from operations, including investment sales and repayments as well as income earned on investments and cash equivalents. We may also fund a portion of our investments through borrowings under the Borrower Sub’s Revolving Credit Facility (as defined below) and/or the Company’s Facility (as defined below). The Borrower Sub closed on September 12, 2013 on a senior secured revolving credit facility (the “Revolving Credit Facility”), which Revolving Credit Facility was subsequently amended on July 25, 2014 (the “First Amendment”). The Revolving Credit Facility, as amended, provides for secured borrowings up to the lesser of $140,000 or the amount of capital commitments the Company has received with an accordion feature that can, subject to certain conditions, increase the aggregate maximum credit commitment up to an amount not to exceed $262,500, subject to restrictions imposed on borrowings under the Investment Company Act and adequate collateral to support such borrowings. The Company closed on March 27, 2014 on a senior secured revolving credit facility (the “Facility”). The maximum principal amount of the Facility is $50,000, subject to availability under the Facility, which is based on the value of the Company’s portfolio investments net of certain other indebtedness that the Company may incur in the future in accordance with the terms of the Facility. Proceeds of the Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Facility may be increased to $75,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Facility includes a $10,000 limit for swingline loans and a $5,000 limit for letters of credit. For more information on the Revolving Credit Facility and Facility, see Note 5 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.

The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our stockholders, and for other general corporate purposes.

As of September 30, 2014 and December 31, 2013, the Company had $4,224 and $12,219, respectively, in cash. The facilities of the Company and the Borrower Sub consisted of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$140,000	$35,431	$104,569	$2,822
Facility	50,000	26,500	23,500	5,286

Total	$190,000	$61,931	$128,069	$8,108

	December 31, 2013
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$175,000	$25,506	$149,494	$4,710

Total	$175,000	$25,506	$149,494	$4,710

(1)	The unused portion upon which commitment fees are based.
(2)	Available for borrowing based on the computation of collateral to support the borrowings.

Equity Activity

There were $0 and $110,000 of investor equity capital commitments made to the Company during the three month and nine month periods ended September 30, 2014, respectively. There were $80,075 of commitments made to the Company during the three month and nine month periods ended September 30, 2013. Total investor equity capital commitments to the Company were $190,077 and $80,077 as of September 30, 2014 and December 31, 2013, respectively.

As of September 30, 2014 and December 31, 2013, $121,542 and $34,875, respectively, of total investor equity capital commitments were unfunded. As of September 30, 2014 and December 31, 2013, $5,077 of total investor equity capital commitments were made by the Investment Adviser, members of senior management, and certain employees, partners, and affiliates of the Investment Adviser. As of September 30, 2014 and December 31, 2013, certain directors had committed $1,050 in capital commitments to the Company. Shares issued as of September 30, 2014 and December 31, 2013 were 3,440,959 and 2,265,375, respectively.

The following table summarizes activity in the number of shares of our common stock outstanding during the nine month periods ended September 30, 2014 and September 30, 2013:

	For the nine month periods ended
	September 30, 2014	September 30, 2013
Shares outstanding, beginning of period	2,265,375	100
Common stock issued	1,175,584	1,710,000

Shares outstanding, end of period	3,440,959	1,710,100

Upon the earlier of August 6, 2018 or the completion of a Qualified IPO by Carlyle GMS Finance, Inc., investors will be released from any further obligation to purchase additional shares of common stock, subject to certain exceptions contained in the subscription agreement.

Contractual Obligations

A summary of our significant contractual payment obligations was as follows as of September 30, 2014 and December 31, 2013:

September 30, 2014	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Secured Borrowings	$61,931	—	—	—	$61,931

December 31, 2013	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Secured Borrowings	$25,506	—	—	—	$25,506

For more information on the Revolving Credit Facility and Facility, see Note 5 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.

During the nine month period ended September 30, 2014, there were net secured borrowings of $9,925 under the Revolving Credit Facility and $26,500 under the Facility. For the nine month period ended September 30, 2013, there were no borrowings. As of September 30, 2014 and December 31, 2013, $61,931 and $25,506, respectively, of secured borrowings were outstanding. For the three month and nine month periods ended September 30, 2014, we incurred $294 and $517, respectively, of interest expense and $102 and $338, respectively, of unused commitment fees. For the three month and nine month periods ended September 30, 2013, we incurred no interest expense and $11 of unused commitment fees.

OFF BALANCE SHEET ARRANGEMENTS

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of September 30, 2014 and December 31, 2013 included in Part I, Item 1 of this Form 10-Q for any such exposure.

We may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.

As of September 30, 2014, there was a $34,000 pledge of unfunded investor equity capital commitments to the lender of the Facility. The $34,000 pledge of unfunded investor equity capital commitments shall be released upon the earlier of (a) the date eligible investments held by the Company are equal to or greater than $62,500 and the Facility’s borrowing base equity test is satisfied and (b) the date the borrower has received equity capital contributions in an amount equal to $34,000. Such eligible investments and shareholder equity thresholds have not been satisfied as of September 30, 2014.

The Company had the following commitments to fund delayed draw and revolving senior secured loans, none of which were funded:

	Par Value as of
	September 30, 2014	December 31, 2013
Unfunded delayed draw commitments	$1,374	$790
Unfunded revolving term loan commitments	226	226

Total unfunded commitments	$1,600	$1,016

DIVIDENDS AND DISTRIBUTIONS TO COMMON STOCKHOLDERS

Dividends and distributions, if any, are paid in cash to common stockholders. On September 12, 2014, June 26, 2014 and March 13, 2014, the Company declared dividends of $0.24, $0.12 and $0.04 per share, respectively, for the quarter ended September 30, 2014, June 30, 2014 and March 31, 2014, respectively, which were payable on October 9, 2014, July 14, 2014 and April 14, 2014, respectively, to holders of record of common stock at the close of business on September 18, 2014, June 30, 2014 and March 31, 2014, respectively. As of December 31, 2013, no dividends or distributions had been declared or paid by the Company.

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

Fair Value Measurements

The Company applies fair value accounting in accordance with the terms of Financial Accounting Standards Board ASC Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 defines fair value as the amount that would be exchanged to sell an asset or transfer a liability in an orderly transfer between market participants at the measurement date. The Company values securities/instruments traded in active markets on the measurement date by multiplying the closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Company may also obtain quotes with respect to certain of its investments, such as its securities/instruments traded in active markets and its liquid securities/instruments that are not traded in active markets, from pricing services, brokers, or counterparties (i.e. “consensus pricing”). When doing so, the Company determines whether the quote obtained is sufficient according to US GAAP to determine the fair value of the security. The Company may use the quote obtained or alternative pricing sources may be utilized including valuation techniques typically utilized for illiquid securities/instruments.

Securities/instruments that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser or the Board of Directors, does not represent fair value shall each be valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment and include comparable public market valuations, comparable precedent transaction valuations and/or discounted cash flow analyses. The process generally used to determine the applicable value is as follows: (i) the value of each portfolio company or investment is initially reviewed by the investment professionals responsible for such portfolio company or investment and, for non-traded investments, a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs is used to determine a preliminary value, which is also reviewed alongside consensus pricing, where available; (ii) preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of members of senior management; (iii) the Board of Directors engages one or more third-party valuation firms to provide positive assurance on portions of the portfolio each quarter (such that each non-traded investment is reviewed by a third-party valuation firm at least once annually) including a review of management’s preliminary valuation and conclusion on fair value; (iv) the Audit Committee of the Board of Directors (the “Audit Committee”) reviews the assessments of the Investment Adviser and, where appropriate, the respective third-party valuation firms and provides the Board of Directors with any recommendations with respect to changes to the fair value of each investment in the portfolio; and (v) the Board of Directors discusses the valuation recommendations of the Audit Committee and determines the fair value of each investment in the portfolio in good faith based on the input of the Investment Adviser and, where applicable, the respective third-party valuation firms.

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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of September 30, 2014.

US GAAP establishes a hierarchical disclosure framework which ranks the level of observability of market price inputs used in measuring investments at fair value. The observability of inputs is impacted by a number of factors, including the type of investment and the characteristics specific to the investment and state of the marketplace, including the existence and transparency of transactions between market participants. Investments with readily available quoted prices or for which fair value can be measured from quoted prices in active markets generally have a higher degree of market price observability and a lesser degree of judgment applied in determining fair value.

Investments measured and reported at fair value are classified and disclosed based on the observability of inputs used in determination of fair values, as follows:

•	Level I—inputs to the valuation methodology are quoted prices available in active markets for identical investments as of the reporting date. The types of financial instruments in Level I generally include unrestricted securities, including equities and derivatives, listed in active markets. The Company does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

•

Level II—inputs to the valuation methodology are either directly or indirectly observable as of the reporting date and are those other than quoted prices in active markets. The type of financial instruments in this category generally includes less liquid and restricted securities listed in active markets, securities traded in other than active markets, government and agency securities, and certain over-the-counter derivatives where the fair value is based on observable inputs.

•	Level III—inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are in this category generally include investments in privately-held entities, collateralized loan obligations, and certain over-the-counter derivatives where the fair value is based on unobservable inputs.

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

Investments in debt securities with sufficient coverage through the enterprise value analysis are generally valued using a discounted cash flow analysis of the underlying security. Projected cash flows in the discounted cash flow typically represent the relevant security’s contractual interest, fees and principal payments plus the assumption of full principal recovery at the security’s expected maturity date. The discount rate to be used is determined using an average of two market-based methodologies.

The significant unobservable inputs used in the fair value measurement of the Company’s investments in debt securities are discount rates. Significant increases in discount rates would result in a significantly lower fair value measurement.

The carrying value of the secured borrowings approximates its fair value and is categorized as Level III within the hierarchy. Secured borrowings are valued generally using discounted cash flow analysis. The significant unobservable inputs used in the fair value measurement of the Company’s secured borrowings are discount rates. Significant increases in discount rates would result in a significantly lower fair value measurement.

The carrying value of other financial assets and liabilities approximates their fair value based on the short term nature of these items.

See Note 3 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information on fair value measurements.

Use of Estimates

The preparation of consolidated financial statements included in Part I, Item 1 of this Form 10-Q in conformity with US GAAP requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. It also requires management to exercise judgment in the process of applying the Company’s accounting policies. Assumptions and estimates regarding the valuation of investments and their resulting impact on management fees involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q. Actual results could differ from these estimates and such differences could be material.

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

Income Taxes

For federal income tax purposes, NFIC has elected to be treated as a RIC under the Code, and intends to make the required distributions to its stockholders as specified therein. In order to qualify as a RIC, NFIC must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then NFIC is generally required to pay income taxes only on the portion of its taxable income and gains it does not distribute.

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

Capital Calls and Dividends and Distributions to Common Stockholders

The Company records the shares issued in connection with capital calls as of the effective date, or due date, of the capital call, which is the date shares are issued. To the extent that the Company has taxable income available, the Company intends to make quarterly distributions to its common stockholders. Dividends and distributions to common stockholders are recorded on the record date and paid in cash. The amount to be distributed is determined by the Board of Directors each quarter and is generally based upon the taxable earnings estimated by management and available cash. Net realized capital gains, if any, are generally distributed at least annually, although the Company may decide to retain such capital gains for investment.

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

Interest Rate Risk

During the three month and nine month periods ended September 30, 2014, all of the investments held in the Company’s portfolio had floating interest rates. Interest rates on the investments held within the Company’s portfolio of investments are typically based on floating LIBOR, with many of these investments also having a LIBOR floor. Additionally, the Company’s credit facilities are also subject to floating interest rates and are currently paid based on floating LIBOR rates.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.

The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from the Company’s settled portfolio of investments held as of September 30, 2014. These hypothetical calculations are based on a model of the settled investments in our portfolio, held as of September 30, 2014, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings as of September 30, 2014 and based on the respective terms of each of the Company’s credit facilities. Interest expense on the Company’s credit facilities is calculated using the interest rate as of September 30, 2014, adjusted for the hypothetical changes in rates, as shown below. We intend to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.

The Company regularly measures exposure to interest rate risk. The Company assesses interest rate risk and manages interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2014, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled investments (considering interest rate floors for variable rate instruments) and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest Income	Interest Expense	Net Interest
Up 300 basis points	$2,771	$(1,858)	$913
Up 200 basis points	$1,522	$(1,239)	$283
Up 100 basis points	$274	$(619)	$(345)
Down 100 basis points	$—	$97	$97
Down 200 basis points	$—	$97	$97
Down 300 basis points	$—	$97	$97

Item 4.	Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President (Principal Executive Officer) and our interim Chief Financial Officer and Treasurer (performing the functions of Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our President and our interim Chief Financial Officer and Treasurer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

There have been no changes in our internal control over financial reporting periods during the three month period ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company may become party to certain lawsuits in the ordinary course of business. The Company is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company. See also Note 9 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.

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

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

31.1	Certification of President (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of interim Chief Financial Officer (performing the functions of Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of President (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of interim Chief Financial Officer (performing the functions of Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NF INVESTMENT CORP.

Dated: November 5, 2014	By	/s/ Orit Mizrachi
Orit Mizrachi
Interim Chief Financial Officer