Form 10-Q
period 2015-03-31
NF Investment Corp.
filed 2015-05-08
CIK 1561528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2015
Common stock, $0.01 par value	5,734,034

NF INVESTMENT CORP.

NF INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(dollar amounts in thousands, except per share data)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $203,805 and $183,390, respectively)	$203,449	$182,076
Cash and cash equivalents	2,852	2,548
Deferred financing costs	1,865	1,981
Interest receivable	628	422
Prepaid expenses and other assets	9	18

Total assets	$208,803	$187,045

LIABILITIES
Payable for investments purchased	$4,158	$14,718
Secured borrowings (Note 5)	94,603	80,903
Due to Investment Adviser	26	12
Interest and credit facility fees payable (Note 5)	402	338
Management fees payable (Note 4)	119	171
Dividend payable (Note 7)	1,645	1,247
Administrative service fees payable (Note 4)	17	25
Other accrued expenses and liabilities	365	322

Total liabilities	101,335	97,736

Commitments and contingencies (Notes 6 and 10)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 5,481,510 shares and 4,618,564 shares, respectively, issued and outstanding	55	46
Paid-in capital in excess of par value	108,470	91,478
Offering costs	(45)	(45)
Accumulated net investment income (loss), net of cumulative dividends of $4,228 and $2,583, respectively	(656)	(856)
Accumulated net realized gain (loss)	—	—
Accumulated net unrealized appreciation (depreciation)	(356)	(1,314)

Total net assets	$107,468	$89,309

NET ASSETS PER SHARE	$19.61	$19.34

The accompanying notes are an integral part of these consolidated financial statements.

NF INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollar amounts in thousands, except per share data)

(unaudited)

	For the three month periods ended
	March 31, 2015	March 31, 2014
Investment income:
Interest income from non-controlled/non-affiliated investments	$2,929	$969

Total investment income	2,929	969

Expenses:
Management fees (Note 4)	119	41
Professional fees	106	283
Administrative service fees (Note 4)	33	53
Interest expense (Note 5)	413	110
Credit facility fees (Note 5)	270	202
Directors’ fees and expenses	59	63
Transfer agency fees	7	9
Other general and administrative	77	56

Total expenses	1,084	817

Net investment income (loss)	1,845	152
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments:
Net realized gain (loss) on investments—non-controlled/non-affiliated	—	—
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	958	144

Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	958	144

Net increase (decrease) in net assets resulting from operations	$2,803	$296

Basic and diluted earnings per common share (Note 7)	$0.56	$0.12

Weighted-average shares of common stock outstanding—Basic and Diluted (Note 7)	5,037,064	2,378,487

Dividends declared per common share (Note 7)	$0.30	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

NF INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(dollar amounts in thousands)

(unaudited)

	For the three month periods ended
	March 31, 2015	March 31, 2014
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$1,845	$152
Net realized gain (loss) on investments—non-controlled/non-affiliated	—	—
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	958	144

Net increase (decrease) in net assets resulting from operations	2,803	296

Capital transactions:
Common stock issued	17,001	18,334
Dividends declared (Note 10)	(1,645)	(128)

Total capital share transactions	15,356	18,206

Net increase (decrease) in net assets	18,159	18,502

Net assets at beginning of period	89,309	43,937

Net assets at end of period	$107,468	$62,439

The accompanying notes are an integral part of these consolidated financial statements.

NF INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

(unaudited)

	For the three month periods ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$2,803	$296
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	134	91
Net accretion of discount on securities	(87)	(47)
Net realized (gain) loss on investments—non-controlled/non-affiliated	—	—
Net change in unrealized (appreciation) depreciation on investments—non-controlled/non-affiliated	(958)	(144)
Cost of investments purchased and change in payable for investments purchased	(33,819)	(18,389)
Proceeds from repayments of investments	2,931	3,200
Changes in operating assets:
Interest receivable	(206)	14
Prepaid expenses and other assets	9	20
Changes in operating liabilities:
Due to Investment Adviser	14	(423)
Interest and credit facility fees payable	64	63
Management fees payable	(52)	14
Administrative service fees payable	(8)	4
Other accrued expenses and liabilities	43	79

Net cash provided by (used in) operating activities	(29,132)	(15,222)

Cash flows from financing activities:
Proceeds from issuance of common stock	17,001	18,334
Borrowings on Revolving Credit Facility and Facility	35,700	2,500
Repayments of Facility	(22,000)	—
Debt issuance costs	(18)	—
Dividends paid in cash	(1,247)	—

Net cash provided by (used in) financing activities	29,436	20,834

Net increase (decrease) in cash and cash equivalents	304	5,612
Cash and cash equivalents, beginning of period	2,548	12,219

Cash and cash equivalents, end of period	$2,852	$17,831

Supplemental disclosures:
Interest paid during the period	$361	$50
Dividends declared during the period	$1,645	$128
Financing costs due to Investment Adviser	$—	$572

The accompanying notes are an integral part of these consolidated financial statements.

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2015

(dollar amounts in thousands)

(unaudited)

Investments— non-controlled/non-affiliated (1)	Industry	Interest Rate	Maturity Date	Acquisition Date	Par Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (92.90%)
Access CIG, LLC (2) (3) (5)	Business Services	6.00%	10/17/2021	10/16/2014	$4,988	$4,941	$5,019	4.67%
AF Borrower LLC (Accuvant) (2) (3) (5)	High Tech Industries	6.25	1/28/2022	12/15/2014	3,000	2,941	3,004	2.79
Alpha Packaging Holdings, Inc. (2) (3) (5)	Containers, Packaging & Glass	5.25	5/12/2020	5/9/2014	3,846	3,842	3,771	3.51
American Tire Distributors, Inc. (2) (3) (5)	Automotive	7.00	6/1/2018	6/12/2014	1,061	1,062	1,061	0.99
Anaren, Inc. (2) (3) (4)	Telecommunications	5.50	2/18/2021	2/18/2014	3,345	3,316	3,302	3.07
APX Group Inc. (5) (8)	Consumer Services	6.38	12/1/2019	10/15/2014	2,500	2,428	2,488	2.32
Aquilex LLC (2) (3) (4)	Environmental Industries	5.00	12/31/2020	12/20/2013	3,456	3,452	3,426	3.19
Ascensus, Inc. (2) (3) (4)	Banking, Finance, Insurance & Real Estate	5.00	12/2/2019	12/2/2013	5,925	5,901	5,873	5.46
Blue Bird Body Company (2) (3) (4)	Transportation: Consumer	6.50	6/27/2020	7/22/2014	3,703	3,535	3,597	3.35
Brooks Equipment Company, LLC (2) (3) (5)	Construction & Building	6.75	8/29/2020	8/29/2014	1,949	1,934	1,934	1.80
Capstone Logistics Acquisition, Inc. (2) (3) (5)	Transportation: Cargo	5.50	10/7/2021	10/3/2014	4,987	4,941	4,895	4.55
Castle Management Borrower LLC (Highgate Hotels L.P.) (2) (3) (4)	Hotel, Gaming & Leisure	5.50	9/18/2020	10/10/2014	2,488	2,467	2,463	2.29
Central Security Group, Inc. (2) (3) (4)	Consumer Services	6.25	10/6/2020	10/3/2014	4,988	4,918	4,945	4.60
Consolidated Aerospace Manufacturing, LLC (2) (3) (4)	Aerospace & Defense	5.00	3/27/2020	2/28/2014	1,848	1,843	1,803	1.68
Coyote Logistics, LLC (2) (3) (5)	Transportation: Cargo	6.25	3/26/2022	3/24/2015	4,200	4,159	4,196	3.90
CRCI Holdings, Inc. (CLEAResult Consulting, Inc.) (2) (3) (4)	Utilities: Electric	5.25	7/10/2019	7/29/2014	1,985	1,978	1,951	1.82
DTZ U.S. Borrower, LLC (2) (3) (4)	Construction & Building	5.50	11/5/2021	10/28/2014	3,491	3,442	3,509	3.26
EP Minerals, LLC (2) (3) (4)	Metals & Mining	5.50	8/20/2020	8/20/2014	3,483	3,467	3,458	3.22
FCX Holdings Corp. (2) (3) (5)	Capital Equipment	5.50	8/4/2020	8/4/2014	3,772	3,769	3,709	3.45
Genex Holdings, Inc. (2) (3) (5)	Banking, Finance, Insurance & Real Estate	5.25	5/30/2021	5/22/2014	2,672	2,661	2,677	2.49
Green Energy Partners/Stonewall LLC (2) (3) (5) (11)	Energy: Electricity	6.50	11/13/2021	11/12/2014	1,700	1,668	1,710	1.59
Hercules Achievement, Inc. (Varsity Brands Holding Co., Inc.) (2) (3) (5)	Durable Consumer Goods	6.00	12/11/2021	12/10/2014	4,988	4,940	5,034	4.68
Indra Holdings Corp. (Totes Isotoner) (2) (3) (5)	Non-durable Consumer Goods	5.25	5/1/2021	4/29/2014	4,963	4,919	4,853	4.52
InterWrap Corp. (Canada) (2) (3) (4) (8)	Construction & Building	5.25	11/1/2018	10/31/2013	1,924	1,912	1,891	1.76
Miller Heiman, Inc. (2) (3) (10)	Business Services	6.75	9/30/2019	10/1/2013	6,691	6,614	6,449	6.00
MSX International, Inc. (2) (3) (4)	Automotive	6.00	8/21/2020	8/18/2014	2,331	2,310	2,304	2.14
National Technical Systems, Inc.(2) (3) (9)	Aerospace & Defense	6.75	11/22/2018	11/22/2013	4,877	4,844	4,837	4.50
NES Global Talent Finance US LLC (United Kingdom) (2) (3) (4) (8)	Energy: Oil & Gas	6.50	10/3/2019	10/2/2013	3,391	3,338	3,304	3.07
Novetta, LLC (2) (3) (5)	Aerospace & Defense	6.00	10/2/2020	11/19/2014	2,517	2,496	2,491	2.32
Pelican Products, Inc. (2) (3) (4)	Containers, Packaging & Glass	5.25	4/11/2020	4/8/2014	3,013	3,000	2,970	2.76
Phillips-Medisize Corporation (2) (3) (5)	Chemicals, Plastics & Rubber	4.75	6/16/2021	6/13/2014	2,481	2,471	2,479	2.31
Prowler Acquisition Corp. (2) (3) (4)	Wholesale	5.50	1/28/2020	1/24/2014	4,349	4,314	3,888	3.62
PSC Industrial Holdings Corp. (2) (3) (4)	Environmental Industries	5.75	12/5/2020	12/5/2014	2,993	2,965	2,964	2.76
PSI Services LLC (2) (3) (4) (12)	Business Services	7.75	2/27/2021	2/27/2015	4,000	3,884	4,058	3.78
QoL Meds, LLC (2) (3) (4)	Retail	5.50	7/15/2020	7/14/2014	2,706	2,693	2,706	2.52

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of March 31, 2015

(dollar amounts in thousands)

(unaudited)

Investments— non-controlled/non-affiliated (1)	Industry	Interest Rate	Maturity Date	Acquisition Date	Par Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (92.90%) (continued)
RCHP, Inc. (Regionalcare) (2) (3) (4)	Healthcare & Pharmaceuticals	6.00%	4/23/2019	4/21/2014	$6,586	$6,529	$6,592	6.13%
SolAero Technologies Corp. (2) (3) (5)	Telecommunications	5.75	12/10/2020	12/9/2014	3,727	3,694	3,640	3.39
Sterling Infosystems, Inc. (2) (3) (4)	Business Services	5.50	5/13/2021	5/12/2014	2,978	2,965	2,976	2.77
Synarc-Biocore Holdings, LLC (2) (3) (4)	Healthcare & Pharmaceuticals	5.50	3/10/2021	3/6/2014	4,455	4,417	4,342	4.04
Systems Maintenance Services Holding, Inc. (2) (3) (4)	High Tech Industries	5.00	10/18/2019	10/18/2013	3,222	3,212	3,170	2.95
TASC, Inc. (2) (3)(4) (8)	Aerospace & Defense	7.00	5/23/2020	12/17/2014	4,987	4,790	5,025	4.68
Teaching Strategies, LLC (2) (3) (4)	Media: Advertising, Printing & Publishing	6.00	10/1/2019	2/5/2015	4,968	4,948	4,940	4.60
The Hygenic Corporation (Performance Health) (2) (3) (4)	Non-durable Consumer Goods	6.00	10/11/2020	2/27/2015	4,000	3,944	4,012	3.73
The SI Organization, Inc.(2) (3) (4)	Aerospace & Defense	5.75	11/23/2019	5/16/2014	4,675	4,635	4,694	4.37
The Topps Company, Inc. (2) (3) (4)	Non-durable Consumer Goods	7.25	10/2/2018	10/1/2013	4,019	3,989	4,019	3.74
Transilwrap Company, Inc. (2) (3) (4)	Chemicals, Plastics & Rubber	5.00	11/22/2019	10/20/2013	4,915	4,909	4,815	4.48
U.S. Farathane, LLC (2) (3) (5)	Automotive	6.75	12/23/2021	2/6/2015	3,342	3,275	3,331	3.10
Violin Finco S.A.R.L. (Alexander Mann Solutions) (United Kingdom) (2) (3) (4) (8)	Business Services	5.75	12/20/2019	12/18/2013	3,456	3,429	3,456	3.22
Vitera Healthcare Solutions, LLC (2) (3) (4)	Healthcare & Pharmaceuticals	6.00	11/4/2020	11/1/2013	3,328	3,301	3,318	3.09
W/S Packaging Group, Inc. (2) (3) (4)	Containers, Packaging & Glass	5.00	8/9/2019	8/8/2013	4,309	4,296	4,226	3.93
Watchfire Enterprises, Inc. (2) (3) (4)	Media: Advertising, Printing & Publishing	5.00	10/2/2020	10/2/2013	3,448	3,437	3,386	3.15
Zest Holdings, LLC (2) (3) (4)	Durable Consumer Goods	5.25	8/16/2020	8/18/2014	4,123	4,124	4,051	3.77

First Lien Debt Total						$189,259	$189,012	175.88%

Second Lien Debt (7.10%)
AF Borrower LLC (Accuvant) (2) (3) (5)	High Tech Industries	10.00%	1/28/2023	12/15/2014	$2,000	$1,981	$1,919	1.78%
Allied Security Holdings LLC. (2) (3) (5)	Business Services	8.00	8/14/2021	9/25/2014	2,000	1,986	1,993	1.85
Berlin Packaging L.L.C (2) (3) (5)	Containers, Packaging & Glass	7.75	10/1/2022	9/24/2014	1,800	1,787	1,808	1.68
Charter NEX US Holdings, Inc. (2) (3) (5)	Chemicals, Plastics & Rubber	9.25	2/5/2023	1/30/2015	2,000	1,971	1,935	1.80
Creganna Finance (US) LLC (Ireland) (2) (3) (5) (8)	Healthcare & Pharmaceuticals	9.00	6/1/2022	11/20/2014	2,100	2,080	2,113	1.97
Genex Holdings, Inc. (2) (3) (5)	Banking, Finance, Insurance & Real Estate	8.75	5/30/2022	12/1/2014	1,000	987	953	0.89
Jazz Acquisition, Inc. (Wencor) (2) (3) (5)	Aerospace & Defense	7.75	6/19/2022	6/25/2014	800	797	738	0.69
Phillips-Medisize Corporation (2) (3) (5)	Chemicals, Plastics & Rubber	8.25	6/16/2022	6/13/2014	1,500	1,487	1,399	1.30
TASC, Inc. (4) (8)	Aerospace & Defense	12.00	5/23/2021	12/17/2014	1,500	1,470	1,579	1.47

Second Lien Debt Total						$14,546	$14,437	13.43%

Total Investments—non-controlled/non-affiliated						$203,805	$203,449	189.31%

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of March 31, 2015

(dollar amounts in thousands)

(unaudited)

(1)	Unless otherwise indicated, issuers of debt investments of NF Investment Corp. (“NFIC” or the “Company”) are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of March 31, 2015, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2015, the Company is not an “affiliated person” of any portfolio company.
(2)	Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), which generally resets quarterly. For each such loan, the Company has provided the interest rate in effect as of March 31, 2015.
(3)	Loan includes interest rate floor feature.
(4)	These assets are owned by the Company’s wholly owned subsidiary, NFIC SPV LLC (the “Borrower Sub”). The Borrower Sub has a senior secured revolving credit facility (as amended, the “Revolving Credit Facility”). The lenders of the Revolving Credit Facility have a first lien security interest in substantially all of the assets of the Borrower Sub (see Note 5, Borrowings) and such assets are assets of the Borrower Sub to satisfy obligations of the Borrower Sub under the Revolving Credit Facility and are not available to creditors of the Company.
(5)	These assets are owned by the Company. The Company has a senior secured revolving credit facility (as amended, the “Facility”). The lender of the Facility has a perfected first-priority security interest in substantially all of the portfolio investments held by each of the Company and certain domestic subsidiaries of the Company. The lender of the Facility also has a perfected first-priority security interest in the unfunded investor equity capital commitments (provided that the amount of unfunded capital commitments ultimately available to the lender is limited to $34,000) and such security interest will be released upon the earlier of (a) the date eligible investments held by the Company are equal to or greater than $62,500 and the Facility’s borrowing base equity test is satisfied and (b) the date the borrower has received equity capital contributions in an amount equal to $34,000 (see Note 5, Borrowings).
(6)	Amortized cost represents original cost, including origination fees, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.
(7)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (Notes 2 and 3), pursuant to the Company’s valuation policies.
(8)	The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(9)	National Technical Systems, Inc. has an undrawn delayed draw term loan of $49 par value at LIBOR + 5.50%, 1.25% floor, and an undrawn revolver of $226 par value at LIBOR + 5.50%, 1.25% floor. An unused rate of 1.25% and 0.50% is charged on the delayed draw term loan and revolver principal, respectively, while undrawn. The delayed draw term loan ($741 drawn par value and $49 undrawn par value) and revolver are both owned by the Company as indicated in Note 5 above. The term loan of $4,136 par value is owned by the Borrower Sub as indicated in Note 4 above.
(10)	Miller Heiman, Inc. is partially owned by the Company ($2,453 par value) as indicated in Note 5 above with the remaining $4,238 par value owned by the Borrower Sub as indicated in Note 4 above.
(11)	Green Energy Partners/Stonewall LLC has an undrawn delayed draw term loan of $1,700 par value at LIBOR + 5.50%, 1.00% floor. An unused rate of 3.00% is charged on the principal while undrawn.
(12)	In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an arrangement amongst lenders (“AAL”) in the syndicate.

As of March 31, 2015, investments—non-controlled/non-affiliated, at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$189,259	$189,012	92.90%
Second Lien Debt	14,546	14,437	7.10

Total	$203,805	$203,449	100.00%

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of March 31, 2015

(dollar amounts in thousands)

(unaudited)

The industrial composition of investments—non-controlled/non-affiliated at fair value as of March 31, 2015 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$20,875	$21,167	10.41%
Automotive	6,647	6,696	3.29
Banking, Finance, Insurance & Real Estate	9,549	9,503	4.67
Business Services	23,819	23,951	11.77
Capital Equipment	3,769	3,709	1.82
Chemicals, Plastics & Rubber	10,838	10,628	5.22
Construction & Building	7,288	7,334	3.61
Consumer Services	7,346	7,433	3.66
Containers, Packaging & Glass	12,925	12,775	6.28
Durable Consumer Goods	9,064	9,085	4.47
Energy: Electricity	1,668	1,710	0.84
Energy: Oil & Gas	3,338	3,304	1.62
Environmental Industries	6,417	6,390	3.14
Healthcare & Pharmaceuticals	16,327	16,365	8.04
High Tech Industries	8,134	8,093	3.98
Hotel, Gaming & Leisure	2,467	2,463	1.21
Media: Advertising, Printing & Publishing	8,385	8,326	4.09
Metals & Mining	3,467	3,458	1.70
Non-durable Consumer Goods	12,852	12,884	6.33
Retail	2,693	2,706	1.33
Telecommunications	7,010	6,942	3.41
Transportation: Cargo	9,100	9,091	4.47
Transportation: Consumer	3,535	3,597	1.77
Utilities: Electric	1,978	1,951	0.96
Wholesale	4,314	3,888	1.91

Total	$203,805	$203,449	100.00%

The geographical composition of investments – non-controlled/non-affiliated at fair value as of March 31, 2015 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Canada	$1,912	$1,891	0.93%
Ireland	2,080	2,113	1.04
United Kingdom	6,767	6,760	3.32
United States	193,046	192,685	94.71

Total	$203,805	$203,449	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2014

(dollar amounts in thousands)

Investments— non-controlled/non-affiliated (1)	Industry	Interest Rate	Maturity Date	Acquisition Date	Par Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (93.23%)
Access CIG, LLC (2) (3) (5)	Business Services	6.00%	10/17/2021	10/16/2014	$5,000	$4,952	$4,955	5.55%
Accuvant Finance LLC (2) (3) (5)	High Tech Industries	7.00	10/22/2020	4/22/2014	1,957	1,942	1,957	2.19
AF Borrower LLC (Accuvant) (2) (3) (5)	High Tech Industries	6.25	1/28/2022	12/15/2014	3,000	2,940	2,960	3.31
Alpha Packaging Holdings, Inc. (2) (3) (5)	Containers, Packaging & Glass	5.25	5/12/2020	5/9/2014	3,856	3,852	3,767	4.22
American Tire Distributors, Inc. (2) (3) (5)	Automotive	5.75	6/1/2018	6/12/2014	1,064	1,064	1,039	1.16
Anaren, Inc. (2) (3) (4)	Telecommunications	5.50	2/18/2021	2/18/2014	3,353	3,324	3,314	3.71
APX Group, Inc. (5) (8)	Consumer Services	6.38	12/1/2019	10/15/2014	2,500	2,422	2,394	2.68
Aquilex LLC (2) (3) (4)	Environmental Industries	5.00	12/31/2020	12/20/2013	3,465	3,460	3,410	3.82
Ascensus, Inc. (2) (3) (4)	Banking, Finance, Insurance & Real Estate	5.00	12/2/2019	12/2/2013	5,940	5,916	5,871	6.57
Blue Bird Body Company (2) (3) (5)	Transportation: Consumer	6.50	6/27/2020	7/22/2014	3,750	3,573	3,647	4.08
Brooks Equipment Company, LLC (2) (3) (5)	Construction & Building	6.75	8/29/2020	8/29/2014	1,972	1,957	1,942	2.17
Capstone Logistics Acquisition, Inc. (2) (3) (5)	Transportation: Cargo	5.50	10/7/2021	10/3/2014	4,988	4,939	4,869	5.45
Castle Management Borrower LLC (Highgate Hotels L.P.) (2) (3) (5) (12)	Hotel, Gaming & Leisure	5.50	9/18/2020	10/10/2014	2,195	2,173	2,152	2.41
Central Security Group, Inc. (2) (3) (5)	Consumer Services	6.25	10/6/2020	10/3/2014	5,000	4,928	4,956	5.55
Consolidated Aerospace Manufacturing, LLC (2) (3) (4)	Aerospace & Defense	5.00	3/27/2020	2/28/2014	1,963	1,957	1,912	2.14
CRCI Holdings, Inc. (CLEAResult Consulting, Inc.) (2) (3) (5)	Utilities: Electric	5.25	7/10/2019	7/29/2014	1,990	1,982	1,948	2.18
DTZ U.S. Borrower, LLC (2) (3) (4)	Construction & Building	5.50	11/5/2021	10/28/2014	3,500	3,449	3,430	3.84
EP Minerals, LLC (2) (3) (5)	Metals & Mining	5.50	8/20/2020	8/20/2014	3,491	3,475	3,433	3.84
FCX Holdings Corp. (2) (3) (5)	Capital Equipment	5.50	8/4/2020	8/4/2014	3,781	3,778	3,704	4.15
Genex Holdings, Inc. (2) (3) (5)	Banking, Finance, Insurance & Real Estate	5.25	5/30/2021	5/22/2014	2,679	2,667	2,642	2.96
Green Energy Partners/Stonewall LLC (2) (3) (5) (13)	Energy: Electricity	6.50	11/13/2021	11/12/2014	1,700	1,666	1,708	1.91
Hercules Achievement, Inc.(Varsity Brands Holding Co., Inc.) (2) (3) (5)	Durable Consumer Goods	6.00	12/11/2021	12/10/2014	5,000	4,951	4,955	5.55
Indra Holdings Corp. (Totes Isotoner) (2) (3) (5)	Non-durable Consumer Goods	5.25	5/1/2021	4/29/2014	4,975	4,930	4,900	5.49
InterWrap Corp. (Canada) (2) (3) (4) (8)	Construction & Building	5.25	11/1/2018	10/31/2013	1,949	1,936	1,909	2.14
Miller Heiman, Inc. (2) (3) (11)	Business Services	6.75	9/30/2019	10/1/2013	6,735	6,653	6,604	7.40
MSX International, Inc. (2) (3) (5)	Automotive	6.00	8/21/2020	8/18/2014	2,453	2,430	2,423	2.71
National Technical Systems, Inc.(2) (3) (4) (9)	Aerospace & Defense	6.75	11/22/2018	11/22/2013	4,146	4,112	4,120	4.61
NES Global Talent Finance US LLC (United Kingdom) (2) (3) (4) (8)	Energy: Oil & Gas	6.50	10/3/2019	10/2/2013	3,413	3,357	3,412	3.82
Novetta, LLC (2) (3) (5)	Aerospace & Defense	6.00	10/2/2020	11/19/2014	2,524	2,501	2,482	2.78
Pelican Products, Inc. (2) (3) (5)	Containers, Packaging & Glass	5.25	4/11/2020	4/8/2014	3,021	3,007	2,964	3.32
Phillips-Medisize Corporation (2) (3) (5)	Chemicals, Plastics & Rubber	4.75	6/16/2021	6/13/2014	2,488	2,477	2,430	2.72
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2) (3) (4)	Wholesale	5.50	1/28/2020	1/24/2014	4,360	4,324	4,257	4.77
PSC Industrial Holdings Corp.(2) (3) (4)	Environmental Industries	7.00	12/5/2020	12/5/2014	3,000	2,971	2,955	3.31
QoL Meds, LLC (2) (3) (4)	Retail	5.50	7/15/2020	7/14/2014	2,713	2,700	2,664	2.98

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2014

(dollar amounts in thousands)

Investments— non-controlled/non-affiliated (1)	Industry	Interest Rate	Maturity Date	Acquisition Date	Par Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (93.23%) (continued)
RCHP, Inc. (Regionalcare) (2) (3) (5)	Healthcare & Pharmaceuticals	6.00%	4/23/2019	4/21/2014	$6,597	$6,537	$6,543	7.33%
SolAero Technologies Corp. (2) (3) (5)	Telecommunications	5.75	12/10/2020	12/9/2014	3,750	3,717	3,645	4.08
Sterling Infosystems, Inc. (2) (3) (4)	Business Services	5.50	5/13/2021	5/12/2014	2,985	2,972	2,965	3.32
Synarc-Biocore Holdings, LLC (2) (3) (4)	Healthcare & Pharmaceuticals	5.50	3/10/2021	3/6/2014	4,466	4,427	4,318	4.84
System Maintenance Services Holding, Inc. (2) (3) (4)	High Tech Industries	5.00	10/18/2019	10/18/2013	3,230	3,220	3,165	3.54
The SI Organization, Inc.(2) (3) (4)	Aerospace & Defense	5.75	11/23/2019	5/16/2014	4,686	4,644	4,733	5.30
TASC, Inc. (2) (3) (5) (8)	Aerospace & Defense	7.00	5/23/2020	12/17/2014	5,000	4,800	4,900	5.49
The Topps Company, Inc. (2) (3) (4)	Non-durable Consumer Goods	7.25	10/2/2018	10/1/2013	4,029	3,998	3,977	4.45
Transilwrap Company, Inc. (2) (3) (10)	Chemicals, Plastics & Rubber	5.00	11/22/2019	10/20/2013	4,928	4,921	4,809	5.39
Violin Finco S.A.R.L. (Alexander Mann Solutions) (United Kingdom) (2) (3) (4) (8)	Business Services	5.75	12/20/2019	12/18/2013	3,465	3,437	3,465	3.88
Vitera Healthcare Solutions, LLC (2) (3) (4)	Healthcare & Pharmaceuticals	6.00	11/4/2020	11/1/2013	3,337	3,309	3,312	3.71
W/S Packaging Group, Inc. (2) (3) (4)	Containers, Packaging & Glass	5.00	8/9/2019	8/8/2013	4,320	4,306	4,224	4.73
Watchfire Enterprises.(2) (3) (4)	Media: Advertising, Printing & Publishing	5.00	10/2/2020	10/2/2013	3,456	3,445	3,373	3.78
Zest Holdings, LLC (2) (3) (4)	Durable Consumer Goods	5.25	8/16/2020	8/18/2014	4,320	4,320	4,234	4.74

First Lien Debt Total						170,818	169,748	190.07%

Second Lien Debt (6.77%)
AF Borrower LLC (Accuvant) (2) (3) (5)	High Tech Industries	10.00%	1/28/2023	12/15/2014	$2,000	$1,980	$1,960	2.19%
Allied Security Holdings LLC. (2) (3) (5)	Business Services	8.00	8/14/2021	9/25/2014	2,000	1,985	1,963	2.20
Berlin Packaging L.L.C (2) (3) (5)	Containers, Packaging & Glass	7.75	10/1/2022	9/24/2014	1,800	1,787	1,773	1.99
Creganna Finance (US) LLC (Ireland) (2) (3) (5) (8)	Healthcare & Pharmaceuticals	9.00	6/1/2022	11/20/2014	2,100	2,080	1,994	2.23
Genex Holdings, Inc. (2) (3) (5)	Banking, Finance, Insurance & Real Estate	8.75	5/30/2022	12/1/2014	1,000	987	950	1.06
Jazz Acquisition, Inc. (Wencor) (2) (3) (5)	Aerospace & Defense	7.75	6/19/2022	6/25/2014	800	797	750	0.84
Phillips-Medisize Corporation (2) (3) (5)	Chemicals, Plastics & Rubber	8.25	6/16/2022	6/13/2014	1,500	1,486	1,423	1.59
TASC, Inc. (5) (8)	Aerospace & Defense	12.00	5/23/2021	12/17/2014	1,500	1,470	1,515	1.70

Second Lien Debt Total						12,572	12,328	13.80%

Total Investments—non-controlled/non-affiliated						$183,390	$182,076	203.87%

(1)	Unless otherwise indicated, issuers of debt investments of NFIC are domiciled in the United States. Under the Investment Company Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2014, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2014, the Company is not an “affiliated person” of any portfolio company.
(2)	Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), which generally resets quarterly. For each such loan, the Company has provided the interest rate in effect as of December 31, 2014.
(3)	Loan includes interest rate floor feature.

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2014

(dollar amounts in thousands)

(4)	These assets are owned by the Borrower Sub. The Borrower Sub has the Revolving Credit Facility. The lenders of the Revolving Credit Facility have a first lien security interest in substantially all of the assets of the Borrower Sub (see Note 5, Borrowings) and such assets are assets of the Borrower Sub to satisfy obligations of the Borrower Sub under the Revolving Credit Facility and are not available to creditors of the Company.
(5)	These assets are owned by the Company. The Company has the Facility. The lender of the Facility has a perfected first-priority security interest in substantially all of the portfolio investments held by each of the Company and certain domestic subsidiaries of the Company. The lender of the Facility also has a perfected first-priority security interest in the unfunded investor equity capital commitments (provided that the amount of unfunded capital commitments ultimately available to the lender is limited to $34,000) and such security interest will be released upon the earlier of (a) the date eligible investments held by the Company are equal to or greater than $62,500 and the Facility’s borrowing base equity test is satisfied and (b) the date the borrower has received equity capital contributions in an amount equal to $34,000 (see Note 5, Borrowings).
(6)	Amortized cost represents original cost, including origination fees, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.
(7)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (Notes 2 and 3), pursuant to the Company’s valuation policies.
(8)	The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(9)	National Technical Systems, Inc. has an undrawn delayed draw term loan of $790 par value at LIBOR + 5.50%, 1.25% floor, and an undrawn revolver of $226 par value at LIBOR + 5.50%, 1.25% floor. An unused rate of 1.25% and 0.50% is charged on the delayed draw term loan and revolver principal, respectively, while undrawn. The delayed draw term loan and revolver are both owned by the Company.
(10)	Transilwrap Company, Inc. is partially owned by the Company ($598 par value) as indicated in Note 5 above with the remaining $4,342 par value owned by the Borrower Sub as indicated in Note 4 above.
(11)	Miller Heiman, Inc. is partially owned by the Company ($2,469 par value) as indicated in Note 5 above with the remaining $4,266 par value owned by the Borrower Sub as indicated in Note 4 above.
(12)	Castle Management Borrower LLC (Highgate Hotels L.P.) has an undrawn delayed draw term loan of $300 par value at LIBOR + 4.50%, 1.00% floor. An unused rate of 1.00% is charged on the principal while undrawn.
(13)	Green Energy Partners/Stonewall LLC has an undrawn delayed draw term loan of $1,700 par value at LIBOR + 5.50%, 1.00% floor. An unused rate of 3.00% is charged on the principal while undrawn.

As of December 31, 2014, investments—non-controlled/non-affiliated, at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$170,818	$169,748	93.23%
Second Lien Debt	12,572	12,328	6.77

Total	$183,390	$182,076	100.00%

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

The geographical composition of investments—non-controlled/non-affiliated at fair value December 31, 2014 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Canada	$1,936	$1,909	1.05%
Ireland	2,080	1,994	1.09%
United Kingdom	6,794	6,877	3.78%
United States	172,580	171,296	94.08%

Total	$183,390	$182,076	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

NF INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 2015

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

NFIC is externally managed by its Investment Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended. Carlyle GMS Finance Administration L.L.C. (the “Administrator”) provides the administrative services necessary for NFIC to operate. Both the Investment Adviser and the Administrator are wholly-owned subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of The Carlyle Group L.P. “Carlyle” refers to The Carlyle Group L.P., its affiliates and its consolidated subsidiaries, a global alternative asset manager publicly traded on NASDAQ Global Select Market under the symbol “CG”. Refer to the sec.gov website for further information on Carlyle.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“US GAAP”). NFIC and the Borrower Sub are both investment companies for the purposes of accounting and financial reporting in accordance with Accounting Standards Update (“ASU”) 2013-08, Financial Services—Investment Companies (“ASU 2013-08”): Amendments to the Scope, Measurement and Disclosure Requirements and NFIC consolidates the Borrower Sub. The consolidated financial statements include the accounts of NFIC and its wholly-owned subsidiary, the Borrower Sub. All significant intercompany balances and transactions have been eliminated. US GAAP for an investment company requires investments to be recorded at fair value. The carrying value for all other assets and liabilities approximates their fair value.

The interim financial statements have been prepared in accordance with US GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with US GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim period presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2014. The results of operations for the three month period ended March 31, 2015 is not necessarily indicative of the operating results to be expected for the full year.

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

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of March 31, 2015 and December 31, 2014 and for the three month periods ended March 31, 2015 and 2014, no loans in the portfolio contained PIK provisions.

Other Income

Other income may include income such as consent, waiver and amendment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive a fee for guaranteeing the outstanding debt of a portfolio company. Such fee will be amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three month periods ended March 31, 2015 and 2014, there was no other income.

Non-Accrual Income

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2015 and December 31, 2014 and for the three month periods ended March 31, 2015 and 2014, no loans in the portfolio were on non-accrual status.

Revolving Credit Facility and Facility Related Costs, Expenses and Deferred Financing Costs (See Note 5, Borrowings)

Interest expense and unused commitment fees on the Revolving Credit Facility and Facility are recorded on an accrual basis. Unused commitment fees are included in credit facility fees in the accompanying Consolidated Statements of Operations.

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

Organization and Offering Costs

The Company agreed to reimburse the Investment Adviser for initial organization and offering costs incurred on behalf of NFIC up to $750. As of March 31, 2015 and December 31, 2014, $663 of organization and offering costs had been incurred by NFIC. The $663 of incurred organization and offering costs are allocated to all stockholders based on their respective capital commitment and are re-allocated amongst all stockholders at the time of each capital drawdown subsequent to the Initial Closing. The Company’s organization costs incurred are expensed and the offering costs are charged against equity when incurred.

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

Recent Accounting Standards Updates

On April 7, 2015, the Financial Accounting Standards Board issued ASU 2015-3, Interest—Imputation of Interest (Subtopic 835-30)—Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-3”). ASU 2015-3 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and premiums. This guidance is effective for the Company on January 1, 2016 and the ASU requires the guidance to be applied on a retrospective basis. This guidance is not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

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

Investment performance data utilized are the most recently available financial statements and compliance certificates received from the portfolio companies as of the measurement date which in many cases may reflect a lag in information.

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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of March 31, 2015 and December 31, 2014.

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

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three month periods ended March 31, 2015 and 2014, there were no transfers between levels.

The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Level I	Level II	Level III	Total
Assets
First Lien Debt	—	$2,488	$186,524	$189,012
Second Lien Debt	—	—	14,437	14,437

Total	—	$2,488	$200,961	$203,449

	December 31, 2014
	Level I	Level II	Level III	Total
Assets
First Lien Debt	—	$2,394	$167,354	$169,748
Second Lien Debt	—	—	12,328	12,328

Total	—	$2,394	$179,682	$182,076

The changes in the Company’s investments at fair value for which the Company has used Level III inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level III investments still held are as follows:

	Financial Assets For the three month period ended March 31, 2015
	First Lien Debt	Second Lien Debt	Total
Balance, beginning of period	$167,354	$12,328	$179,682
Purchases	21,289	1,970	23,259
Paydowns	(2,931)	—	(2,931)
Accretion of discount	77	4	81
Net change in unrealized appreciation (depreciation)	735	135	870

Balance, end of period	$186,524	$14,437	$200,961

Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of March 31, 2015 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statements of Operations	$750	$135	$885

	Financial Assets For the three month period ended March 31, 2014
	First Lien Debt	Total
Balance, beginning of period	$59,868	$59,868
Purchases	16,582	16,582
Paydowns	47	47
Accretion of discount	(3,200)	(3,200)
Net change in unrealized appreciation (depreciation)	144	144

Balance, end of period	$73,441	$73,441

Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of March 31, 2014 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statements of Operations	$187	$187

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

The following tables summarize the quantitative information related to the significant unobservable inputs for Level III instruments which are carried at fair value as of March 31, 2015 and December 31, 2014:

	Fair Value as of March 31, 2015	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$139,836	Discounted Cash Flow	Discount Rate	4.97%	9.49%	6.21%
	46,688	Consensus Pricing	Indicative Quotes	96.38%	100.94%	99.86%

Total First Lien Debt	$186,524

Investments in Second Lien Debt	$6,944	Discounted Cash Flow	Discount Rate	9.79%	11.17%	10.36%
	7,493	Consensus Pricing	Indicative Quotes	99.67%	100.63%	100.26%

Total Second Lien Debt	$14,437

Total Debt	$200,961

Total Level III Investments	$200,961

	Fair Value as of December 31, 2014	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$156,534	Discounted Cash Flow	Discount Rate	5.12%	7.57%	6.18%
	10,820	Consensus Pricing	Indicative Quotes	98.50%	99.33%	98.73%

Total First Lien Debt	$167,354

Investments in Second Lien Debt	$7,077	Discounted Cash Flow	Discount Rate	9.36%	10.63%	10.13%
	5,251	Consensus Pricing	Indicative Quotes	98.13%	101.00%	99.08%

Total Second Lien Debt	$12,328

Total Debt	$179,682

Total Level III Investments	$179,682

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

Financial instruments disclosed but not carried at fair value:

The following table presents the carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value as of March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$94,603	$94,603	$80,903	$80,903

Total	$94,603	$94,603	$80,903	$80,903

The fair value of secured borrowings is categorized as Level III within the hierarchy. Secured borrowings are valued generally using discounted cash flow analysis. The significant unobservable inputs used in the fair value measurement of the Company’s secured borrowings are discount rates. Significant increases in discount rates would result in a significantly lower fair value measurement.

The carrying value of other financial assets and liabilities approximates their fair value based on the short term nature of these items.

4. RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

On July 10, 2013, the Company’s Board of Directors, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the Investment Company Act (“Independent Directors”), approved an investment advisory and management agreement (the “Investment Advisory Agreement”) between the Company and the Investment Adviser in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, Section 15(c) of the Investment Company Act. The initial term of the Investment Advisory Agreement is two years from July 10, 2013 and, unless terminated earlier, the Investment Advisory Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the vote of the Board of Directors and by the vote of a majority of the Independent Directors. On March 11, 2015, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the Advisory Agreement for a one year period. The Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party. Subject to the overall supervision of the Board of Directors, the Investment Adviser provides investment advisory services to the Company. For providing these services, the Investment Adviser receives management fees from the Company.

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

For the three month periods ended March 31, 2015 and 2014, management fees were $119 and $41, respectively.

As of March 31, 2015 and December 31, 2014, $119 and $171, respectively, was included in management fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

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

For the three month periods ended March 31, 2015 and 2014, NFIC incurred $33 and $53, respectively, in fees under the Administrative Agreement, which are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of March 31, 2015 and December 31, 2014, $17 and $25, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

Sub-Administration Agreements

On July 10, 2013, the Administrator entered into sub-administration agreements with Carlyle Employee Co. and CELF Advisors LLP. Pursuant to the agreements, Carlyle Employee Co. and CELF Advisors LLP provide the Administrator with access to personnel.

On July 10, 2013, the Administrator entered into a sub-administration agreement with State Street Bank and Trust Company (as amended, the “Sub-Administration Agreement”). On March 11, 2015, the Company’s Board of Directors, including a majority of the Independent Directors, approved an amendment to the Sub-Administration Agreement. As amended, effective as of April 1, 2015 the initial term of the Sub-Administration Agreement ends on April 1, 2017 and, unless terminated earlier, the Sub-Administration Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by the vote of a majority of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. The Sub-Administration Agreement may be terminated upon at least 60 days’ written notice and without penalty by the vote of a majority of the outstanding securities of the Company, or by the vote of the Board of Directors or by either party to the Sub-Administration Agreement.

For the three month periods ended March 31, 2015 and 2014, fees incurred in connection with the Sub-Administration Agreement, which amounted to $45 and $15, respectively, were included in other general and administrative in the accompanying Consolidated Statements of Operations. As of March 31, 2015 and December 31, 2014, $45 and $30, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.

Placement Fees

On July 10, 2013, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee to TCG for TCG’s services.

For the three month periods ended March 31, 2015 and 2014, TCG did not earn or receive any placement fees from NFIC stockholders in connection with the issuance or sale of the Company’s common stock.

Board of Directors

NFIC’s Board of Directors currently consists of five members, three of whom are Independent Directors. On July 10, 2013, the Board of Directors also established an Audit Committee consisting of its Independent Directors, and may establish additional committees in the future. For the three month periods ended March 31, 2015 and 2014, NFIC incurred $59 and $63, respectively, in fees and expenses associated with its Independent Directors and Audit Committee. As of March 31, 2015 and December 31, 2014, $9 and $4, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities. As of March 31, 2015 and December 31, 2014, certain current directors had committed $1,000 in capital commitments to the Company.

5. BORROWINGS

In accordance with the Investment Company Act, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of March 31, 2015 and December 31, 2014, asset coverage was 213.60% and 210.39%, respectively. During the three month period ended March 31, 2015, there were net secured borrowings of $35,700 under the Revolving Credit Facility and Facility and repayments of $22,000 under the Facility. For the three month period ended March 31, 2014, there were secured borrowings of $2,500 under the Revolving Credit Facility and none under the Facility. As of March 31, 2015 and December 31, 2014, there were $94,603 and $80,903, respectively, in secured borrowings outstanding.

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

Related to the First Amendment, which reduced the maximum commitments under the Revolving Credit Facility, $370 of deferred financing costs (representing the prorated financing costs related to the reduction in commitments) were immediately expensed on July 25, 2014 in lieu of continuing to amortize over the term of the Revolving Credit Facility.

As of March 31, 2015 and December 31, 2014, the Borrower Sub was in compliance with all covenants and other requirements of the Revolving Credit Facility.

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

Subject to certain exceptions, the Facility is secured by a perfected first-priority security interest in substantially all of the portfolio investments held by each of the Company and certain domestic subsidiaries of the Company (such subsidiaries collectively, the “Guarantors”) and the Company’s unfunded investor equity capital commitments (provided that the amount of unfunded capital commitments ultimately available to the lenders is limited to $34,000). The Company is required to cause the Guarantors to guaranty the Facility. The pledge of unfunded investor equity capital commitments shall be released upon the earlier of (a) the date eligible investments held by the Company are equal to or greater than $62,500 and the Facility’s borrowing base equity test is satisfied and (b) the date the borrower has received equity capital contributions in an amount equal to $34,000. Such eligible investments and shareholder equity thresholds have not been satisfied as of March 31, 2015 and December 31, 2014. The Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity, liquidity and interest coverage, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.

As of March 31, 2015 and December 31, 2014, the Company was in compliance with all covenants and other requirements of the Facility.

Summary of Facilities

The facilities of the Company and the Borrower Sub consisted of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$140,000	$62,603	$77,397	$2,890
Facility	50,000	32,000	18,000	10,309

Total	$190,000	$94,603	$95,397	$13,199

	December 31, 2014
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$140,000	$39,403	$100,597	$2,695
Facility	50,000	41,500	8,500	12,638

Total	$190,000	$80,903	$109,097	$15,333

(1)	The unused portion is the amount upon which commitment fees are based.
(2)	Available for borrowing based on the computation of collateral to support the borrowings.

As of March 31, 2015 and December 31, 2014, $283 and $231, respectively, of interest expense, $100 and $88, respectively, of unused commitment fees and $19 and $19, respectively, of other fees were included in interest and credit facility fees payable. For the three month periods ended March 31, 2015 and 2014, the average interest rate was 1.92% and 1.66%, respectively, and average principal debt outstanding was $86,066 and $26,634, respectively. As of March 31, 2015 and December 31, 2014, the interest rate was 1.94% and 2.00%, respectively, based on floating LIBOR rates.

For the three month periods ended March 31, 2015 and 2014, the components of interest expense and credit facility fees were as follows:

	For the three month periods ended
	March 31, 2015	March 31, 2014
Interest expense	$413	$110
Facility unused commitment fee	120	95
Amortization of deferred financing costs	134	91
Other fees	16	16

Total interest expense and credit facility fees	$683	$312

Cash paid for interest expense	$361	$50

6. COMMITMENTS AND CONTINGENCIES

A summary of significant contractual payment obligations was as follows as of March 31, 2015 and December 31, 2014:

	Secured Borrowings
Payment Due by Period	March 31, 2015	December 31, 2014
Less than 1 Year	$—	$—
1-3 Years	—	—
3-5 Years	32,000	—
More than 5 Years	62,603	80,903

Total	$94,603	$80,903

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of March 31, 2015 and December 31, 2014 for any such exposure.

As of March 31, 2015 and December 31, 2014, the Company had $190,077 and $190,077, respectively, in total capital commitments from stockholders, of which $81,042 and $98,041, respectively, was unfunded. As of March 31, 2015 and December 31, 2014, certain current directors had committed $1,000 in capital commitments to the Company.

As of March 31, 2015 and December 31, 2014, there was a $34,000 pledge of unfunded investor equity capital commitments to the lender of the Facility. The $34,000 pledge of unfunded investor equity capital commitments shall be released upon the earlier of (a) the date eligible investments held by the Company are equal to or greater than $62,500 and the Facility’s borrowing base equity test is satisfied and (b) the date the borrower has received equity capital contributions in an amount equal to $34,000. Such eligible investments and shareholder equity thresholds have not been satisfied as of March 31, 2015 and December 31, 2014.

Upon the earlier of August 6, 2018 or the completion of a Qualified IPO by Carlyle GMS Finance, Inc., investors will be released from any further obligation to purchase additional shares of common stock, subject to certain exceptions contained in the subscription agreement.

The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	March 31, 2015	December 31, 2014
Unfunded delayed draw commitments	$1,749	$2,790
Unfunded revolving term loan commitments	226	226

Total unfunded commitments	$1,975	$3,016

7. NET ASSETS

In connection with its formation, the Company has the authority to issue 200,000,000 shares of common stock, $0.01 per share par value.

During the three month period ended March 31, 2015, the Company issued 862,946 shares for $17,001. The following table summarizes capital activity during the three month period ended March 31, 2015:

	Common Stock		Capital In Excess Of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount

Balance, beginning of period	4,618,564	$46	$91,478	$(45)	$(856)	$(1,314)	$89,309
Common stock issued	862,946	9	16,992	—	—	—	17,001
Net investment income (loss)	—	—	—	—	1,845	—	1,845
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	—	—	—	—	—	958	958
Dividends declared	—	—	—	—	(1,645)	—	(1,645)

Balance, end of period	5,481,510	$55	$108,470	$(45)	$(656)	$(356)	$107,468

During the three month period ended March 31, 2014, the Company issued 925,459 shares for $18,334. The following table summarizes capital activity during the three month period ended March 31, 2014:

	Common Stock		Capital In Excess Of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Change in Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of period	2,265,375	$23	$44,667	$(45)	$(601)	$(107)	$43,937
Common stock issued	925,459	9	18,325	—	—	—	18,334
Net investment income (loss)	—	—	—	—	152	—	152
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	—	—	—	—	—	144	144
Dividends declared	—	—	—	—	(128)	—	(128)

Balance, end of period	3,190,834	$32	$62,992	$(45)	$(577)	$37	$62,439

The following table summarizes total shares issued and proceeds received related to capital drawdowns delivered pursuant to subscriptions for the Company’s common stock during the three month period ended March 31, 2015:

	Shares Issued	Proceeds Received
January 16, 2015	203,045	$4,000
February 26, 2015	659,901	13,001

Total	862,946	$17,001

The following table summarizes total shares issued and proceeds received related to capital drawdowns delivered pursuant to subscriptions for the Company’s common stock during the three month period ended March 31, 2014:

	Shares Issued	Proceeds Received
March 21, 2014	925,459	$18,334

Total	925,459	$18,334

Subscribed but unissued shares are presented in equity with a deduction of subscriptions receivable until cash is received for a subscription. There were no subscribed but unissued shares as of March 31, 2015 and December 31, 2014.

Subscription transactions during the three month periods ended March 31, 2015 and 2014, were executed at an offering price at a premium to net asset value due to the requirement to use prior quarter net asset value as the offering price unless it would result in the Company selling shares of its common stock at a price below the current net asset value and also in order to effect a reallocation of organizational costs to subsequent investors. Such subscription transactions increased net asset value by $0.06 per share and $0.09 per share, respectively, for the three month periods ended March 31, 2015 and 2014.

As of March 31, 2015 and December 31, 2014, four stockholders represented 97.3% and 96.9%, respectively, of total net assets.

The Company computes earnings per common share in accordance with ASC 260, Earnings Per Share. Basic earnings per common share were calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of common shares outstanding for the period.

Basic and diluted earnings per common share were as follows:

	For the three month periods ended
	March 31, 2015	March 31, 2014
Net increase (decrease) in net assets resulting from operations	$2,803	$296
Weighted-average common shares outstanding	5,037,064	2,378,487

Basic and diluted earnings per common share	$0.56	$0.12

The following table summarizes the Company’s dividends declared and payable since inception through the quarter ended March 31, 2015:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 13, 2014	March 31, 2014	April 14, 2014	$0.04	$128
June 26, 2014	June 30, 2014	July 14, 2014	$0.12	$383
September 12, 2014	September 18, 2014	October 9, 2014	$0.24	$825
December 19, 2014	December 29, 2014	January 26, 2015	$0.27	$1,247
March 11, 2015	March 13, 2015	April 17, 2015	$0.30	$1,645

8. CONSOLIDATED FINANCIAL HIGHLIGHTS

The following is a schedule of consolidated financial highlights for the three month periods ended March 31, 2015 and 2014:

	For the three month periods ended
	March 31, 2015	March 31, 2014
Per Share Data:
Net asset value per share, beginning of period	$19.34	$19.40
Net investment income (loss) (1)	0.37	0.06
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	0.14	0.06

Net increase (decrease) in net assets resulting from operations	0.51	0.12

Dividends declared (2)	(0.30)	(0.04)
Effect of subscription offering price (3)	0.06	0.09

Net asset value per share, end of period	$19.61	$19.57

Number of shares outstanding, end of period	5,481,510	3,190,834
Total return (4)	2.95%	1.08%
Net assets, end of period	$107,468	$62,439
Ratio to average net assets:
Operating expenses	1.06%	6.57%
Net investment income (loss)	1.80%	1.22%
Interest expense and credit facility fees	0.67%	2.52%
Ratios/Supplemental Data:
Asset coverage	213.60%	322.95%
Portfolio turnover	1.53%	4.84%
Total committed capital, end of period	$190,077	$190,077
Ratio of total contributed capital to total committed capital, end of period	57.36%	33.43%
Weighted-average shares outstanding	5,037,064	2,378,487

(1)	Net investment income (loss) per share was calculated as net investment income (loss) for the period divided by the weighted average number of shares outstanding for the period.
(2)	Dividends declared per share was calculated as the sum of dividends declared on each quarter-end date during the period divided by the number of shares outstanding at each respective quarter-end date (refer to Note 7).
(3)	Increase is due to offering price of subscriptions during the period (refer to Note 7).
(4)	Total return (not annualized) is based on the change in net asset value per share during the period plus the declared dividends, assuming reinvestment of dividends in accordance with the dividend reinvestment plan, divided by the beginning net asset value for the period. Total return for the three month periods ended March 31, 2015 and 2014 is inclusive of $0.06 and $0.09, respectively, per share increase in net asset value for the periods related to the offering price of subscriptions. Excluding the effects of the higher offering price of subscriptions, total return (not annualized) would have been 2.64% and 0.62%, respectively (refer to Note 7).

9. LITIGATION

The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of March 31, 2015 and December 31, 2014, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.

In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.

10. TAX

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of March 31, 2015 and December 31, 2014.

In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators for the 2013 and 2014 tax years. As of March 31, 2015 and December 31, 2014, the Company had filed tax returns and therefore is subject to examination.

The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of dividends declared for the three month periods ended March 31, 2015 and 2014 was as follows:

	For the three month periods ended
	March 31, 2015	March 31, 2014
Ordinary income	$1,645	$128
Tax return of capital	$—	$—

11. SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.

Subsequent to March 31, 2015, the Company borrowed $6,000 under the Facility to fund investment acquisitions and voluntarily repaid $3,000 under the Facility.

On April 17, 2015, the Company issued a capital call and delivered capital drawdown notices totaling $5,000. Proceeds from the capital call and the related issuance of 252,524 shares were due and issued on May 1, 2015. On May 8, 2015, the Company issued a capital call and delivered capital drawdown notices totaling $7,500. Proceeds from the capital call and the related issuance of 375,946 shares is expected on or about May 22, 2015.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

(dollar amounts in thousands, except per share data, unless otherwise indicated)

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2014 and Part II, Item 1A of and elsewhere in this Form 10-Q.

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

OVERVIEW

Management’s Discussion and Analysis should be read in conjunction with Part I, Item 1 of this Form 10-Q “Financial Statements.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2014 and Part II, Item 1A of this Form 10-Q “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements.

NF Investment Corp. (“we”, “us”, “our”, “NFIC” or the “Company”) is a Maryland corporation formed on November 1, 2012, and structured as an externally managed, non-diversified closed-end investment company. On August 5, 2013, NFIC filed its election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). NFIC has elected to be treated, and intends to continue to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended, (the “Code”).

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

NFIC is externally managed by its Investment Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended. Carlyle GMS Finance Administration L.L.C. (the “Administrator”) provides the administrative services necessary for NFIC to operate. Both the Investment

Adviser and the Administrator are wholly-owned subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of The Carlyle Group L.P. “Carlyle” refers to The Carlyle Group L.P., its affiliates and its consolidated subsidiaries, a global alternative asset manager publicly traded on NASDAQ Global Select Market under the symbol “CG”. Refer to the sec.gov website for further information on Carlyle.

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

PORTFOLIO AND INVESTMENT ACTIVITY

The fair value of our investments was approximately $203,449 comprised of 57 portfolio companies as of March 31, 2015. The fair value of our investments was approximately $182,076 comprised of 52 portfolio companies as of December 31, 2014.

The Company’s investment activity for the three month periods ended March 31, 2015 and 2014 is presented below (information presented herein is at amortized cost unless otherwise indicated).

	For the three month periods ended
	March 31, 2015	March 31, 2014
Investments—non-controlled/non-affiliated:
Total Investments—non-controlled/non-affiliated, beginning of period	$183,390	$59,975
New investments	23,259	16,582
Net accretion of discount on securities	87	47
Investments sold or repaid	(2,931)	(3,200)

Total Investments—non-controlled/non-affiliated, end of period	$203,805	$73,404

Principal amount of investments funded:
First Lien Debt	$21,590	$16,712
Second Lien Debt	2,000	—

Total	$23,590	$16,712

Principal amount of investments sold or repaid:
First Lien Debt	$(2,931)	$(3,200)
Second Lien Debt	—	—

Total	$(2,931)	$(3,200)

Number of new funded investments	8	6
Average new funded investment amount	$2,907	$2,764
Percentage of new funded debt investments at floating rates	100%	100%

As of March 31, 2015 and December 31, 2014, investments—non-controlled/non-affiliated consisted of the following:

	March 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	$189,259	$189,012	$170,818	$169,748
Second Lien Debt	14,546	14,437	12,572	12,328

Total	$203,805	$203,449	$183,390	$182,076

The weighted average yields (1) for our first and second lien debt, based on the amortized cost and fair value as of March 31, 2015 and December 31, 2014, were as follows:

	March 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	5.98%	5.99%	5.84%	5.88%
Second Lien Debt	9.12	9.19	9.08	9.26

(1)	Yields do not include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2015 and December 31, 2014. Actual yields earned over the life of each investment could differ materially from the yields presented above.

See the Consolidated Schedules of Investments as of March 31, 2015 and December 31, 2014 in our consolidated financial statements in Part I, Item 1 of this Form 10-Q for more information on these investments, including a list of companies and type and amount of investments.

As part of the monitoring process, our Investment Adviser has developed risk policies pursuant to which it regularly assesses the risk profile of each of our debt investments and rates each of them based on the following categories, which we refer to as “Internal Risk Ratings”:

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

Our Investment Adviser’s risk rating model is based on evaluating portfolio company performance in comparison to the Base Case when considering certain credit metrics including, but not limited to, adjusted EBITDA and net senior leverage as well as specific events including, but not limited to, default and impairment.

Our Investment Adviser monitors and, when appropriate, changes the investment ratings assigned to each debt investment in our portfolio. In connection with our quarterly valuation process, our Investment Adviser reviews our investment ratings on a regular basis. The following table summarizes the Internal Risk Ratings as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
(dollar amounts in millions)	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Internal Risk Rating 1	$24.2	11.91%	$21.5	11.81%
Internal Risk Rating 2	158.4	77.85	142.8	78.42
Internal Risk Rating 3	16.9	8.33	17.8	9.77
Internal Risk Rating 4	3.9	1.91	—	—
Internal Risk Rating 5	—	—	—	—
Internal Risk Rating 6	—	—	—	—

Total	$203.4	100.00%	$182.1	100.00%

RESULTS OF OPERATIONS

For the three month periods ended March 31, 2015 and 2014

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparison may not be meaningful.

Investment Income

Interest income for the three month periods ended March 31, 2015 and 2014 were as follows:

	For the three month periods ended
	March 31, 2015	March 31, 2014
Interest income from non-controlled/non-affiliated investments	$2,929	$969

Total investment income	$2,929	$969

The increase in interest income for the three month periods ended March 31, 2015 and 2014 was driven by our deployment of capital and increasing invested balance. As of March 31, 2015 and December 31, 2014, the size of our portfolio was $203,805 and $183,390, respectively, at amortized cost, with total principal amount of investments outstanding of $205,849 and $185,190, respectively. As of March 31, 2015 and December 31, 2014, the weighted average yield of our first and second lien debt was 6.21% and 6.07%, respectively, on amortized cost.

Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of March 31, 2015 and December 31, 2014, all of our first and second lien debt investments were performing and current on their interest payments.

Net investment income (loss) for the three month periods ended March 31, 2015 and 2014 was as follows:

	For the three month periods ended
	March 31, 2015	March 31, 2014
Total investment income from non-controlled/non-affiliated investments	$2,929	$969
Total expenses	1,084	817

Net investment income (loss)	$1,845	$152

Expenses

	For the three month periods ended
	March 31, 2015	March 31, 2014
Management fees	$119	$41
Professional fees	106	283
Administrative service fees	33	53
Interest expense	413	110
Credit facility fees	270	202
Directors’ fees and expenses	59	63
Transfer agency fees	7	9
Other general and administrative	77	56

Total expenses	$1,084	$817

Interest expense and credit facility fees for the three month periods ended March 31, 2015 and 2014 were comprised of the following:

	For the three month periods ended
	March 31, 2015	March 31, 2014
Interest expense	$413	$110
Facility unused commitment fee	120	95
Amortization of deferred financing costs	134	91
Other fees	16	16

Total interest expense and credit facility fees	$683	$312

Cash paid for interest expense	$361	$50

The increase in interest expense for the three month period ended March 31, 2015 was driven by increased usage of the facilities and increased deployment of capital to investments. For the three month periods ended March 31, 2015 and 2014, unused commitment fees and amortization of deferred financing costs increased related to fees associated with a second credit facility, the Facility, that closed on March 27, 2014. For the three month periods ended March 31, 2015 and 2014, the average interest rate was 1.92% and 1.66%, respectively, and average principal debt outstanding was $86,066 and $26,634, respectively.

Increased management fees for the three month period ended March 31, 2015 was driven by our deployment of capital and increasing invested balance. See Note 4 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information on the management fees.

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

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation/ (Depreciation) on Investments

During the three month periods ended March 31, 2015 and 2014, the Company had a change in unrealized appreciation on 45 and 13 investments, respectively, totaling approximately $1,786 and $401, respectively, which was offset by a change in unrealized depreciation on 17 and 8 investments, respectively, totaling approximately $828 and $257, respectively.

	For the three month periods ended
	March 31, 2015	March 31, 2014
Net realized gain (loss) on investments—non-controlled/non-affiliated	—	—
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	958	144

Net realized gain (loss) and net change in unrealized appreciation/(depreciation) on investments	$958	$144

Net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three month periods ended March 31, 2015 and 2014 was as follows:

	For the three month periods ended
	March 31, 2015		March 31, 2014
Type	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$—	$823	$—	$144
Second Lien Debt	—	135	—	—

Total	$—	$958	$—	$144

Net change in unrealized appreciation for the three month period ended March 31, 2015, in our investments, was primarily due to a tightening spread environment during the period.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company generates cash from the net proceeds of offerings of our common stock and through cash flows from operations, including investment sales and repayments as well as income earned on investments and cash equivalents. We may also fund a portion of our investments through borrowings under the Borrower Sub’s Revolving Credit Facility (as defined below) and/or the Company’s Facility (as defined below). The Borrower Sub closed on September 12, 2013 on a senior secured revolving credit facility (as amended, the “Revolving Credit Facility”), which was subsequently amended on July 25, 2014 (the “First Amendment”). The Revolving Credit Facility provides for secured borrowings during the applicable revolving period up to an amount equal to the lesser of $140,000, the borrowing base as calculated pursuant to the terms of the Revolving Credit Facility, and the amount of net cash proceeds and unpledged capital commitments the Company has received with an accordion feature that can, subject to certain conditions, increase the aggregate maximum credit commitment up to an amount not to exceed $262,500, subject to restrictions imposed on borrowings under the Investment Company Act and certain restrictions and conditions set forth in the Revolving Credit Facility, including adequate collateral to support such borrowings. The Revolving Credit Facility imposes financial and operating covenants on us and Borrower Sub that restrict our and its business activities. Continued compliance with these covenants will depend on many factors, some of which are beyond our control. The Company closed on March 27, 2014 on a senior secured revolving credit facility (as amended, the “Facility”) , which was subsequently amended on August 22, 2014 (the “First Facility Amendment”) and on December 12, 2014 (the “Second Facility Amendment”). The maximum principal amount of the Facility is $50,000, subject to availability under the Facility, which is based on certain advance rates multiplied by the value of the Company’s portfolio investments net of certain other indebtedness that the Company may incur in accordance with the terms of the Facility. Proceeds of the Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Facility may be increased to $125,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Facility includes a $10,000 limit for swingline loans and a $5,000 limit for letters of credit. Subject to certain exceptions, the Facility is secured by a perfected first-priority security interest in substantially all of the portfolio investments held by each of the Company and certain domestic subsidiaries of the Company (such subsidiaries collectively, the “Guarantors”) and the Company’s unfunded investor equity capital commitments (provided that the amount of unfunded capital commitments ultimately available to the lenders is limited to $34,000). The Company is required to cause the Guarantors to guaranty the Facility. The pledge of unfunded investor equity capital commitments shall be released upon the earlier of (a) the date eligible investments held by the Company are equal to or greater than $62,500 and the Facility’s borrowing base equity test is satisfied and (b) the date the borrower has received equity capital contributions in an amount equal to $34,000. Such eligible investments and shareholder equity thresholds have not been satisfied as of March 31, 2015 and December 31, 2014. The Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity, liquidity and interest coverage, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.

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

As of March 31, 2015 and December 31, 2014, the Company had $2,852 and $2,548, respectively, in cash. The facilities of the Company and the Borrower Sub consisted of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$140,000	$62,603	$77,397	$2,890
Facility	50,000	32,000	18,000	10,309

Total	$190,000	$94,603	$95,397	$13,199

	December 31, 2014
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$140,000	$39,403	$100,597	$2,695
Facility	50,000	41,500	8,500	12,638

Total	$190,000	$80,903	$109,097	$15,333

(1)	The unused portion is the amount upon which commitment fees are based.
(2)	Available for borrowing based on the computation of collateral to support the borrowings.

Equity Activity

There were $0 and $110,000 of investor equity capital commitments made to the Company during the three month periods ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and December 31, 2014, the Company had $190,077 and $190,077, respectively, in total capital commitments from stockholders, of which $81,042 and $98,041, respectively, was unfunded. As of March 31, 2015 and December 31, 2014, certain current directors had committed $1,000 in capital commitments to the Company.

Shares issued as of March 31, 2015 and December 31, 2014 were 5,481,510 and 4,618,564, respectively.

The following table summarizes activity in the number of shares of our common stock outstanding during the three month periods ended March 31, 2015 and 2014:

	For the three month periods ended
	March 31, 2015	March 31, 2014
Shares in issue, beginning of period	4,618,564	2,265,375
Common stock issued	862,946	925,459

Shares in issue, end of period	5,481,510	3,190,834

Upon the earlier of August 6, 2018 or the completion of a Qualified IPO by Carlyle GMS Finance, Inc., investors will be released from any further obligation to purchase additional shares of common stock, subject to certain exceptions contained in the subscription agreement.

Contractual Obligations

A summary of our significant contractual payment obligations was as follows as of March 31, 2015 and December 31, 2014:

	Secured Borrowings
Payment Due by Period	March 31, 2015	December 31, 2014
Less than 1 Year	$—	$—
1-3 Years	—	—
3-5 Years	32,000	—
More than 5 Years	62,603	80,903

Total	$94,603	$80,903

For more information on the Revolving Credit Facility and Facility, see Note 5 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.

As of March 31, 2015 and December 31, 2014, $62,603 and $39,043, respectively, of secured borrowings were outstanding under the Revolving Credit Facility and $32,000 and $41,500, respectively, were outstanding under the Facility. For the three month periods ended March 31, 2015 and 2014, we incurred $413 and $110, respectively, of interest expense and $120 and $95, respectively, of unused commitment fees.

OFF BALANCE SHEET ARRANGEMENTS

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of March 31, 2015 and December 31, 2014 included in Part I, Item 1 of this Form 10-Q for any such exposure.

We may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.

The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	March 31, 2015	December 31, 2014
Unfunded delayed draw commitments	$1,749	$2,790
Unfunded revolving term loan commitments	226	226

Total unfunded commitments	$1,975	$3,016

DIVIDENDS AND DISTRIBUTIONS TO COMMON STOCKHOLDERS

Dividends and distributions, if any, are paid in cash to common stockholders. The following table summarizes the Company’s dividends declared and payable since inception through the quarter ended March 31, 2015:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount	Annualized Dividend Yield (1)
March 13, 2014	March 31, 2014	April 14, 2014	$0.04	$128	1.12%
June 26, 2014	June 30, 2014	July 14, 2014	$0.12	$383	2.46%
September 12, 2014	September 18, 2014	October 9, 2014	$0.24	$825	5.14%
December 19, 2014	December 29, 2014	January 26, 2015	$0.27	$1,247	6.19%
March 11, 2015	March 13, 2015	April 17, 2015	$0.30	$1,645	6.84%

(1)	Annualized dividend yield is calculated by dividing the declared dividend by the weighted average of the net asset value at the beginning of the quarter and the capital called during the quarter and annualizing over 4 quarterly periods.

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in connection with our consolidated financial statements in Part I, Item 1 of this Form 10-Q and in Part II, Item 8 of the Company’s annual report on Form 10-K for the year ended December 31, 2014.

Fair Value Measurements

The Company applies fair value accounting in accordance with the terms of Financial Accounting Standards Board ASC Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 defines fair value as the amount that would be exchanged to sell an asset or transfer a liability in an orderly transfer between market participants at the measurement date. The Company values securities/instruments traded in active markets on the measurement date by multiplying the closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Company may also obtain quotes with respect to certain of its investments, such as its securities/instruments traded in active markets and its liquid securities/instruments that are not traded in active markets, from pricing services, brokers, or counterparties (i.e. “consensus pricing”). When doing so, the Company determines whether the quote obtained is sufficient according to accounting principles generally accepted in the United States (“US GAAP”) to determine the fair value of the security. The Company may use the quote obtained or alternative pricing sources may be utilized including valuation techniques typically utilized for illiquid securities/instruments.

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

Investment performance data utilized are the most recently available financial statements and compliance certificates received from the portfolio companies as of the measurement date which in many cases may reflect a lag in information.

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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of March 31, 2015 and December 31, 2014.

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

Other Income

Other income may include income such as consent, waiver and amendment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees will be amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the Consolidated Statements of Assets and Liabilities included in Part I, Item 1 of this Form 10-Q.

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

Interest Rate Risk

During the three month periods ended March 31, 2015 and 2014, a majority of the debt investments held in the Company’s portfolio had floating interest rates. Interest rates on the investments held within the Company’s portfolio of investments are typically based on floating LIBOR, with many of these investments also having a LIBOR floor. Additionally, the Company’s credit facilities are also subject to floating interest rates and are currently paid based on floating LIBOR rates.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.

The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from the Company’s settled portfolio of investments held as of March 31, 2015 and December 31, 2014. These hypothetical calculations are based on a model of the settled investments in our portfolio, held as of March 31, 2015 and December 31, 2014, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings as of March 31, 2015 and December 31, 2014, and based on the terms of the Company’s credit facilities. Interest expense on the Company’s credit facilities is calculated using the interest rate as of March 31, 2015 and December 31, 2014, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.

The Company regularly measures exposure to interest rate risk. The Company assesses interest rate risk and manages interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2015 and December 31, 2014, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled investments (considering interest rate floors for variable rate instruments) and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	As of March 31, 2015			As of December 31, 2014
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$4,442	$(2,838)	$1,604	$3,798	$(2,427)	$1,371
Up 200 basis points	$2,476	$(1,892)	$584	$2,121	$(1,618)	$503
Up 100 basis points	$510	$(946)	$(436)	$445	$(809)	$(364)
Down 100 basis points	$(11)	$167	$156	$(50)	$139	$89
Down 200 basis points	$(21)	$167	$146	$(99)	$139	$40
Down 300 basis points	$(32)	$167	$135	$(149)	$139	$(10)

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

There have been no changes in our internal control over financial reporting periods during the three month period ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company may become party to certain lawsuits in the ordinary course of business. The Company is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company. See also Note 9 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2014. For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 27, 2015, which is accessible on the SEC’s website at sec.gov.

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

NF INVESTMENT CORP.

Dated: May 8, 2015	By	/s/ Venugopal Rathi
Venugopal Rathi
Chief Financial Officer