Form 10-Q
period 2015-09-30
NF Investment Corp.
filed 2015-11-06
CIK 1561528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2015
Common stock, $0.01 par value	6,712,879

NF INVESTMENT CORP.

INDEX

Part I.	Financial Information

Item 1.	Financial Statements

	Consolidated Statements of Assets and Liabilities as of September 30, 2015 (unaudited) and December 31, 2014	3

	Consolidated Statements of Operations for the three month and nine month periods ended September 30, 2015 (unaudited) and September 30, 2014 (unaudited)	4

	Consolidated Statements of Changes in Net Assets for the nine month periods ended September 30, 2015 (unaudited) and September 30, 2014 (unaudited)	5

	Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2015 (unaudited) and September 30, 2014 (unaudited)	6

	Consolidated Schedules of Investments as of September 30, 2015 (unaudited) and December 31, 2014	7

	Notes to Consolidated Financial Statements (unaudited)	16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	55

Item 4.	Controls and Procedures	56

Part II.	Other Information

Item 1.	Legal Proceedings	57

Item 1A.	Risk Factors	57

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57

Item 3.	Defaults Upon Senior Securities	57

Item 4.	Mine Safety Disclosures	57

Item 5.	Other Information	57

Item 6.	Exhibits	57

	Signatures	58

NF INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(dollar amounts in thousands, except per share data)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $233,928 and $183,390, respectively)	$233,656	$182,076
Cash and cash equivalents	4,795	2,548
Deferred financing costs	1,717	1,981
Interest receivable	738	422
Prepaid expenses and other assets	24	18

Total assets	$240,930	$187,045

LIABILITIES
Payable for investments purchased	$—	$14,718
Secured borrowings (Note 5)	110,833	80,903
Interest and credit facility fees payable (Note 5)	482	338
Management fees payable (Note 4)	144	171
Due to Investment Adviser	11	12
Dividend payable (Note 7)	2,563	1,247
Administrative service fees payable (Note 4)	35	25
Other accrued expenses and liabilities	401	322

Total liabilities	114,469	97,736

Commitments and contingencies (Notes 6 and 10)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 6,413,587 shares and 4,618,564 shares, respectively, issued and outstanding	64	46
Paid-in capital in excess of par value	127,042	91,478
Subscribed but unissued shares	5,920	—
Subscriptions receivable	(5,920)	—
Offering costs	(45)	(45)
Accumulated net investment income (loss), net of cumulative dividends of $8,982 and $2,583, respectively	(379)	(856)
Accumulated net realized gain (loss)	51	—
Accumulated net unrealized appreciation (depreciation)	(272)	(1,314)

Total net assets	$126,461	$89,309

NET ASSETS PER SHARE	$19.72	$19.34

The accompanying notes are an integral part of these consolidated financial statements.

NF INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollar amounts in thousands, except per share data)

(unaudited)

	For the three month periods ended		For the nine month periods ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Investment income:
Interest income from non-controlled/non-affiliated investments	$4,005	$1,829	$10,453	$4,022

Total investment income	4,005	1,829	10,453	4,022

Expenses:
Management fees (Note 4)	144	73	396	170
Professional fees	126	165	450	600
Administrative service fees (Note 4)	45	15	139	127
Interest expense (Note 5)	539	294	1,446	517
Credit facility fees (Note 5)	206	585	666	1,062
Directors’ fees and expenses	63	61	182	202
Transfer agency fees	7	7	20	23
Other general and administrative	87	54	278	165

Total expenses	1,217	1,254	3,577	2,866

Net investment income (loss)	2,788	575	6,876	1,156
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments:
Net realized gain (loss) on investments—non-controlled/non-affiliated	1	—	51	—
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	(23)	(643)	1,042	48

Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(22)	(643)	1,093	48

Net increase (decrease) in net assets resulting from operations	$2,766	$(68)	$7,969	$1,204

Basic and diluted earnings per common share (Note 7)	$0.44	$(0.02)	$1.39	$0.41

Weighted-average shares of common stock outstanding—Basic and Diluted (Note 7)	6,326,307	3,228,897	5,734,473	2,935,854

Dividends declared per common share (Note 7)	$0.40	$0.24	$1.05	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

NF INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(dollar amounts in thousands)

(unaudited)

	For the nine month periods ended
	September 30, 2015	September 30, 2014
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$6,876	$1,156
Net realized gain (loss) on investments—non-controlled/non-affiliated	51	—
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	1,042	48

Net increase (decrease) in net assets resulting from operations	7,969	1,204

Capital transactions:
Common stock issued	35,582	23,334
Dividends declared (Note 10)	(6,399)	(1,336)

Net increase (decrease) in net assets resulting from capital share transactions	29,183	21,998

Net increase (decrease) in net assets	37,152	23,202

Net assets at beginning of period	89,309	43,937

Net assets at end of period	$126,461	$67,139

The accompanying notes are an integral part of these consolidated financial statements.

NF INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

(unaudited)

	For the nine month periods ended
	September 30, 2015	September 30, 2014
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$7,969	$1,204
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	282	675
Net accretion of discount on securities	(487)	(222)
Net realized (gain) loss on investments—non-controlled/non-affiliated	(51)	—
Net change in unrealized (appreciation) depreciation on investments—non-controlled/non-affiliated	(1,042)	(48)
Cost of investments purchased and change in payable for investments purchased	(97,124)	(81,490)
Proceeds from repayments of investments	32,406	14,246
Changes in operating assets:
Interest receivable	(316)	(167)
Prepaid expenses and other assets	(6)	(4)
Changes in operating liabilities:
Due to Investment Adviser	(1)	(604)
Interest and credit facility fees payable	144	131
Management fees payable	(27)	46
Administrative service fees payable	10	(70)
Other accrued expenses and liabilities	79	(8)

Net cash provided by (used in) operating activities	(58,164)	(66,311)

Cash flows from financing activities:
Proceeds from issuance of common stock	35,582	23,334
Borrowings on Revolving Credit Facility and Facility	85,700	45,000
Repayments of Revolving Credit Facility and Facility	(55,770)	(8,575)
Debt issuance costs paid	(18)	(932)
Dividends paid in cash	(5,083)	(511)

Net cash provided by (used in) financing activities	60,411	58,316

Net increase (decrease) in cash and cash equivalents	2,247	(7,995)
Cash and cash equivalents, beginning of period	2,548	12,219

Cash and cash equivalents, end of period	$4,795	$4,224

Supplemental disclosures:
Interest paid during the period	$1,298	$377
Dividends declared during the period	$6,399	$1,336

The accompanying notes are an integral part of these consolidated financial statements.

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of September 30, 2015

(dollar amounts in thousands)

(unaudited)

Investments— non-controlled/non-affiliated (1)	Industry	Interest Rate	Maturity Date	Acquisition Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (90.35%)
Access CIG, LLC (2) (3) (5)	Business Services	6.00%	10/17/2021	10/16/2014	$6,156	$6,110	$6,153	4.87%
AF Borrower LLC (Accuvant) (2) (3) (5)	High Tech Industries	6.25	1/28/2022	12/15/2014	4,079	4,022	4,052	3.20
Alpha Packaging Holdings, Inc. (2) (3) (5)	Containers, Packaging & Glass	5.25	5/12/2020	5/9/2014	3,803	3,800	3,743	2.96
Anaren, Inc. (2) (3) (4)	Telecommunications	5.50	2/18/2021	2/18/2014	3,328	3,301	3,290	2.60
APX Group, Inc. (5) (8)	Consumer Services	6.38	12/1/2019	10/15/2014	2,500	2,434	2,400	1.90
Aquilex LLC (2) (3) (4)	Environmental Industries	5.00	12/31/2020	12/20/2013	3,439	3,435	3,396	2.69
Ascensus, Inc. (2) (3) (4)	Banking, Finance, Insurance & Real Estate	5.00	12/2/2019	12/2/2013	5,615	5,595	5,615	4.44
Audax AAMP Holdings, Inc. (2) (3) (4)	Durable Consumer Goods	6.50	6/24/2017	5/22/2015	2,735	2,715	2,724	2.15
Blue Bird Body Company (2) (3) (4) (8)	Transportation: Consumer	6.50	6/27/2020	7/22/2014	3,210	3,076	3,191	2.52
Brooks Equipment Company, LLC (2) (3) (4)	Construction & Building	6.75	8/29/2020	8/29/2014	1,839	1,826	1,836	1.45
Capstone Logistics Acquisition, Inc. (2) (3) (4)	Transportation: Cargo	5.50	10/7/2021	10/3/2014	4,962	4,919	4,839	3.83
Captive Resources Midco, LLC (2) (3) (5) (10)	Banking, Finance, Insurance & Real Estate	6.75	6/30/2020	6/30/2015	4,275	4,205	4,261	3.37
Castle Management Borrower LLC (Highgate Hotels L.P.) (2) (3) (4)	Hotel, Gaming & Leisure	5.50	9/18/2020	10/10/2014	2,476	2,457	2,418	1.91
Central Security Group, Inc. (2) (3) (4)	Consumer Services	6.25	10/6/2020	10/3/2014	4,962	4,899	4,835	3.82
CRCI Holdings, Inc. (CLEAResult Consulting, Inc.) (2) (3) (4)	Utilities: Electric	5.25	7/10/2019	7/29/2014	1,975	1,969	1,945	1.54
Dent Wizard International Corporation (2) (3) (4)	Automotive	5.75	4/7/2020	4/28/2015	3,731	3,709	3,707	2.93
Emerging Markets Communications LLC (2) (3) (5)	Telecommunications	6.75	7/1/2021	7/9/2015	1,995	1,801	1,945	1.54
EP Minerals, LLC (2) (3) (4)	Metals & Mining	5.50	8/20/2020	8/20/2014	3,465	3,451	3,434	2.72
FCX Holdings Corp. (2) (3) (4)	Capital Equipment	5.50	8/4/2020	8/4/2014	3,753	3,750	3,703	2.93
Genex Holdings, Inc. (2) (3) (5)	Banking, Finance, Insurance & Real Estate	5.25	5/30/2021	5/22/2014	2,659	2,648	2,647	2.09
Green Energy Partners/Stonewall LLC (2) (3) (5) (11)	Energy: Electricity	6.50	11/13/2021	11/12/2014	1,700	1,670	1,688	1.34
Indra Holdings Corp. (Totes Isotoner) (2) (3) (5)	Non-durable Consumer Goods	5.25	5/1/2021	4/29/2014	4,938	4,897	4,827	3.82
InterWrap Corp. (Canada) (2) (3) (4) (8)	Construction & Building	5.25	11/1/2018	10/31/2013	1,915	1,904	1,889	1.49
Jackson Hewitt Inc. (2) (3) (4)	Retail	8.00	7/30/2020	7/24/2015	2,200	2,157	2,202	1.74
Language Line LLC (2) (3) (4)	Telecommunications	6.50	7/7/2021	7/1/2015	5,000	4,952	5,009	3.96
Miller Heiman, Inc. (2) (3) (4)	Business Services	6.75	9/30/2019	10/1/2013	6,606	6,536	6,344	5.02
MSX International, Inc. (2) (3) (4)	Automotive	6.00	8/21/2020	8/18/2014	2,208	2,190	2,208	1.75
National Technical Systems, Inc.(2) (3) (12)	Aerospace & Defense	7.00	6/12/2021	6/12/2015	6,000	5,922	5,941	4.70
NES Global Talent Finance US LLC (United Kingdom) (2) (3) (4) (8)	Energy: Oil & Gas	6.50	10/3/2019	10/2/2013	3,347	3,299	3,244	2.57
Novetta, LLC (2) (3) (4)	Aerospace & Defense	6.00	10/2/2020	11/19/2014	2,505	2,485	2,505	1.98
Paradigm Acquisition Corp. (2) (3) (5)	Business Services	6.00	6/2/2022	6/2/2015	4,389	4,326	4,312	3.41
Pelican Products, Inc. (2) (3) (4)	Containers, Packaging & Glass	5.25	4/11/2020	4/8/2014	2,998	2,986	2,929	2.32
Phillips-Medisize Corporation (2) (3) (4)	Chemicals, Plastics & Rubber	4.75	6/16/2021	6/13/2014	2,469	2,448	2,456	1.94
Plano Molding Company, LLC (2) (3) (5)	Hotel, Gaming & Leisure	7.00	5/12/2021	5/1/2015	4,389	4,350	4,392	3.47

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of September 30, 2015

(dollar amounts in thousands)

(unaudited)

Investments— non-controlled/non-affiliated (1)	Industry	Interest Rate	Maturity Date	Acquisition Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (90.35%) (continued)
Product Quest Manufacturing LLC (2) (3) (5) (9)	Containers, Packaging & Glass	6.75%	9/9/2020	9/9/2015	$5,000	$4,903	$5,008	3.96%
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2) (3) (5)	Wholesale	5.50	1/28/2020	1/24/2014	4,326	4,286	3,885	3.07
PSC Industrial Holdings Corp. (2) (3) (4)	Environmental Industries	5.75	12/5/2020	12/5/2014	2,978	2,952	2,948	2.33
PSI Services LLC (2) (3) (4) (9)	Business Services	8.00	2/27/2021	2/27/2015	4,000	3,891	4,188	3.31
RCHP, Inc. (Regionalcare) (2) (3) (4)	Healthcare & Pharmaceuticals	5.25	4/23/2019	4/21/2014	6,553	6,503	6,486	5.13
SolAero Technologies Corp. (2) (3) (4)	Telecommunications	5.75	12/10/2020	12/9/2014	3,680	3,650	3,634	2.87
SolAero Technologies Corp. (2) (3) (5)	Telecommunications	6.25	12/10/2020	5/1/2015	3,061	3,033	3,047	2.41
Synarc-Biocore Holdings, LLC (2) (3) (4)	Healthcare & Pharmaceuticals	5.50	3/10/2021	3/6/2014	4,433	4,397	4,247	3.36
Systems Maintenance Services Holding, Inc. (2) (3) (4)	High Tech Industries	5.00	10/18/2019	10/18/2013	3,206	3,197	3,163	2.50
TASC, Inc. (2) (3) (4) (8)	Aerospace & Defense	7.00	5/23/2020	12/17/2014	4,751	4,578	4,739	3.75
Teaching Strategies, LLC (2) (3) (4)	Media: Advertising, Printing & Publishing	6.00	10/1/2019	2/5/2015	4,737	4,719	4,742	3.75
The Hygenic Corporation (Performance Health) (2) (3) (4)	Non-durable Consumer Goods	6.00	10/11/2020	2/27/2015	3,990	3,938	3,951	3.12
The SI Organization, Inc.(2) (3) (4)	Aerospace & Defense	5.75	11/23/2019	5/16/2014	4,401	4,367	4,400	3.48
The Topps Company, Inc. (2) (3) (4)	Non-durable Consumer Goods	7.25	10/2/2018	10/1/2013	3,998	3,972	3,999	3.16
Transilwrap Company, Inc. (2) (3) (4)	Chemicals, Plastics & Rubber	5.00	11/22/2019	10/20/2013	4,890	4,885	4,812	3.80
U.S. Farathane, LLC (2) (3) (5)	Automotive	6.75	12/23/2021	2/6/2015	3,224	3,165	3,230	2.55
Vetcor Professional Practices, LLC (2) (3) (13)	Consumer Services	7.00	4/20/2021	5/19/2015	1,596	1,575	1,611	1.27
Violin Finco S.A.R.L. (Alexander Mann Solutions) (United Kingdom) (2) (3) (4) (8)	Business Services	5.75	12/20/2019	12/18/2013	3,159	3,137	3,159	2.50
Vistage Worldwide, Inc. (2) (3) (4)	Business Services	6.50	8/19/2021	8/13/2015	5,000	4,951	4,989	3.95
Vitera Healthcare Solutions, LLC (2) (3) (4)	Healthcare & Pharmaceuticals	6.00	11/4/2020	11/1/2013	3,311	3,286	3,268	2.58
W/S Packaging Group, Inc. (2) (3) (4)	Containers, Packaging & Glass	5.00	8/9/2019	8/8/2013	4,102	4,090	4,042	3.20
Watchfire Enterprises, Inc. (2) (3) (4)	Media: Advertising, Printing & Publishing	5.00	10/2/2020	10/2/2013	3,430	3,420	3,375	2.67
Zest Holdings, LLC (2) (3) (4)	Durable Consumer Goods	5.00	8/16/2020	8/18/2014	4,103	4,102	4,102	3.24

First Lien Debt Total						$211,241	$211,105	166.93%

Second Lien Debt (9.65%)
AF Borrower LLC (Accuvant) (2) (3) (5)	High Tech Industries	10.00%	1/28/2023	12/15/2014	$2,000	$1,981	$1,987	1.57%
Allied Security Holdings LLC (2) (3) (5)	Business Services	8.00	8/14/2021	9/25/2014	2,000	1,987	1,970	1.56
AmeriLife Group, LLC (2) (3) (5)	Banking, Finance, Insurance & Real Estate	9.75	1/10/2023	7/9/2015	2,000	1,961	1,995	1.58
Berlin Packaging L.L.C (2) (3) (5)	Containers, Packaging & Glass	7.75	10/1/2022	9/24/2014	1,800	1,788	1,748	1.38
Charter NEX US Holdings, Inc. (2) (3) (5)	Chemicals, Plastics & Rubber	9.25	2/5/2023	1/30/2015	2,000	1,972	1,920	1.52
Creganna Finance (US) LLC (Ireland) (2) (3) (5) (8)	Healthcare & Pharmaceuticals	9.00	6/1/2022	11/20/2014	2,100	2,081	2,089	1.65
DiversiTech Corporation (2) (3) (5)	Capital Equipment	9.00	11/19/2022	5/19/2015	1,600	1,579	1,570	1.24

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of September 30, 2015

(dollar amounts in thousands)

(unaudited)

Investments— non-controlled/non-affiliated (1)	Industry	Interest Rate	Maturity Date	Acquisition Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
Second Lien Debt (9.65%) (continued)
Genex Holdings, Inc. (2) (3) (5)	Banking, Finance, Insurance & Real Estate	8.75%	5/30/2022	12/1/2014	$1,000	$988	$977	0.77%
Genoa, a QoL Healthcare Company, LLC (2) (3) (5)	Retail	8.75	4/30/2023	4/21/2015	2,100	2,080	2,063	1.63
Jazz Acquisition, Inc. (Wencor) (2) (3) (5)	Aerospace & Defense	7.75	6/19/2022	6/25/2014	800	797	727	0.58
MRI Software, LLC (2) (3) (4)	Software	9.00	6/23/2022	6/19/2015	1,250	1,232	1,226	0.97
Phillips-Medisize Corporation (2) (3) (5)	Chemicals, Plastics & Rubber	8.25	6/16/2022	6/13/2014	1,500	1,487	1,483	1.17
Prime Security Services Borrower, LLC (Protection One Inc.) (2) (3) (5)	Consumer Services	9.75	7/1/2022	6/19/2015	1,300	1,282	1,283	1.01
TASC, Inc. (4) (8)	Aerospace & Defense	12.00	5/23/2021	12/17/2014	1,500	1,472	1,513	1.20

Second Lien Debt Total						$22,687	$22,551	17.83%

Total Investments—non-controlled/non-affiliated						$233,928	$233,656	184.76%

(1)	Unless otherwise indicated, issuers of debt investments held by NF Investment Corp. (“NFIC” or the “Company”) are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of September 30, 2015, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2015, the Company is not an “affiliated person” of any of these portfolio companies.
(2)	Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), which generally resets quarterly. For each such loan, the Company has provided the interest rate in effect as of September 30, 2015.
(3)	Loan includes interest rate floor feature.
(4)	These assets are owned by the Company’s wholly owned subsidiary, NFIC SPV LLC (the “Borrower Sub”). The Borrower Sub has a senior secured revolving credit facility (as amended, the “Revolving Credit Facility”). The lenders of the Revolving Credit Facility have a first lien security interest in substantially all of the assets of the Borrower Sub (see Note 5, Borrowings) and such assets are assets of the Borrower Sub to satisfy obligations of the Borrower Sub under the Revolving Credit Facility and are not available to creditors of the Company.
(5)	These assets are owned by the Company. The Company has a senior secured revolving credit facility (as amended, the “Facility”). The lender of the Facility has a perfected first-priority security interest in substantially all of the portfolio investments held by the Company (see Note 5, Borrowings).
(6)	Amortized cost represents original cost, including origination fees, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.
(7)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (Notes 2 and 3), pursuant to the Company’s valuation policies.
(8)	The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(9)	In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders. Pursuant to the agreement among lenders, this investment represents a “last out” first lien loan, which has a secondary priority behind the “first out” first lien loan with respect to principal, interest and other payments.
(10)	Captive Resources Midco, LLC has an undrawn delayed draw term loan of $446 par value at LIBOR + 5.75%, 1.00% floor, and an undrawn revolver of $268 par value at LIBOR +5.75%, 1.00% floor. An unused rate of 1.25% and 0.50% is charged on the delayed draw term loan and revolver principal, respectively, while undrawn.
(11)	Green Energy Partners/Stonewall LLC has an undrawn delayed draw term loan of $1,700 par value at LIBOR + 5.50%, 1.00% floor. An unused rate of 3.00% is charged on the principal while undrawn.
(12)	National Technical Systems, Inc. has an undrawn delayed draw term loan of $1,031 par value at LIBOR + 6.00%, 1.00% floor, and an undrawn revolver of $469 par value at LIBOR + 6.00%, 1.00% floor. An unused rate of 1.00% and 0.50% is charged on the delayed draw term loan and revolver principal, respectively, while undrawn. The delayed draw term loan and revolver are both owned by the Company as indicated in note 5 above. The term loan of $6,000 par value is owned by the Borrower Sub as indicated in note 4 above.

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of September 30, 2015

(dollar amounts in thousands)

(unaudited)

(13)	Vetcor Professional Practices LLC has an undrawn delayed draw term loan of $800 par value at LIBOR + 6.00%, 1.00% floor. An unused rate of 1.00% is charged on the principal while undrawn. The delayed draw term loan is owned by the Company as indicated in note 5 above. The term loan of $1,596 par value is owned by the Borrower Sub as indicated in note 4 above.

As of September 30, 2015, investments—non-controlled/non-affiliated, at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$211,241	$211,105	90.35%
Second Lien Debt	22,687	22,551	9.65

Total	$233,928	$233,656	100.00%

The industrial composition of investments—non-controlled/non-affiliated at fair value as of September 30, 2015 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$19,621	$19,825	8.48%
Automotive	9,064	9,145	3.91
Banking, Finance, Insurance & Real Estate	15,397	15,495	6.63
Business Services	30,938	31,115	13.32
Capital Equipment	5,329	5,273	2.26
Chemicals, Plastics & Rubber	10,792	10,671	4.57
Construction & Building	3,730	3,725	1.59
Consumer Services	10,190	10,129	4.34
Containers, Packaging & Glass	17,567	17,470	7.48
Durable Consumer Goods	6,817	6,826	2.92
Energy: Electricity	1,670	1,688	0.72
Energy: Oil & Gas	3,299	3,244	1.39
Environmental Industries	6,387	6,344	2.72
Healthcare & Pharmaceuticals	16,267	16,090	6.89
High Tech Industries	9,200	9,202	3.94
Hotel, Gaming & Leisure	6,807	6,810	2.91
Media: Advertising, Printing & Publishing	8,139	8,117	3.47
Metals & Mining	3,451	3,434	1.47
Non-durable Consumer Goods	12,807	12,777	5.47
Retail	4,237	4,265	1.83
Software	1,232	1,226	0.52
Telecommunications	16,737	16,925	7.24
Transportation: Cargo	4,919	4,839	2.07
Transportation: Consumer	3,076	3,191	1.37
Utilities: Electric	1,969	1,945	0.83
Wholesale	4,286	3,885	1.66

Total	$233,928	$233,656	100.00%

NF INVESTMENT CORP. (Continued)

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of September 30, 2015

(dollar amounts in thousands)

(unaudited)

The geographical composition of investments – non-controlled/non-affiliated at fair value as of September 30, 2015 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Canada	$1,904	$1,889	0.81%
Ireland	2,081	2,089	0.89
United Kingdom	6,436	6,403	2.74
United States	223,507	223,275	95.56

Total	$233,928	$233,656	100.00%

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

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2014

(dollar amounts in thousands)

Investments— non-controlled/non-affiliated (1)	Industry	Interest Rate	Maturity Date	Acquisition Date	Par Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (93.23%) (continued)
RCHP, Inc. (Regionalcare) (2) (3) (5)	Healthcare & Pharmaceuticals	6.00%	4/23/2019	4/21/2014	$6,597	$6,537	$6,543	7.33%
SolAero Technologies Corp. (2) (3) (5)	Telecommunications	5.75	12/10/2020	12/9/2014	3,750	3,717	3,645	4.08
Sterling Infosystems, Inc. (2) (3) (4)	Business Services	5.50	5/13/2021	5/12/2014	2,985	2,972	2,965	3.32
Synarc-Biocore Holdings, LLC (2) (3) (4)	Healthcare & Pharmaceuticals	5.50	3/10/2021	3/6/2014	4,466	4,427	4,318	4.84
System Maintenance Services Holding, Inc. (2) (3) (4)	High Tech Industries	5.00	10/18/2019	10/18/2013	3,230	3,220	3,165	3.54
The SI Organization, Inc.(2) (3) (4)	Aerospace & Defense	5.75	11/23/2019	5/16/2014	4,686	4,644	4,733	5.30
TASC, Inc. (2) (3) (5) (8)	Aerospace & Defense	7.00	5/23/2020	12/17/2014	5,000	4,800	4,900	5.49
The Topps Company, Inc. (2) (3) (4)	Non-durable Consumer Goods	7.25	10/2/2018	10/1/2013	4,029	3,998	3,977	4.45
Transilwrap Company, Inc. (2) (3) (10)	Chemicals, Plastics & Rubber	5.00	11/22/2019	10/20/2013	4,928	4,921	4,809	5.39
Violin Finco S.A.R.L. (Alexander Mann Solutions) (United Kingdom) (2) (3) (4) (8)	Business Services	5.75	12/20/2019	12/18/2013	3,465	3,437	3,465	3.88
Vitera Healthcare Solutions, LLC (2) (3) (4)	Healthcare & Pharmaceuticals	6.00	11/4/2020	11/1/2013	3,337	3,309	3,312	3.71
W/S Packaging Group, Inc. (2) (3) (4)	Containers, Packaging & Glass	5.00	8/9/2019	8/8/2013	4,320	4,306	4,224	4.73
Watchfire Enterprises.(2) (3) (4)	Media: Advertising, Printing & Publishing	5.00	10/2/2020	10/2/2013	3,456	3,445	3,373	3.78
Zest Holdings, LLC (2) (3) (4)	Durable Consumer Goods	5.25	8/16/2020	8/18/2014	4,320	4,320	4,234	4.74

First Lien Debt Total						$170,818	$169,748	190.07%

Second Lien Debt (6.77%)
AF Borrower LLC (Accuvant) (2) (3) (5)	High Tech Industries	10.00%	1/28/2023	12/15/2014	$2,000	$1,980	$1,960	2.19%
Allied Security Holdings LLC. (2) (3) (5)	Business Services	8.00	8/14/2021	9/25/2014	2,000	1,985	1,963	2.20
Berlin Packaging L.L.C (2) (3) (5)	Containers, Packaging & Glass	7.75	10/1/2022	9/24/2014	1,800	1,787	1,773	1.99
Creganna Finance (US) LLC (Ireland) (2) (3) (5) (8)	Healthcare & Pharmaceuticals	9.00	6/1/2022	11/20/2014	2,100	2,080	1,994	2.23
Genex Holdings, Inc. (2) (3) (5)	Banking, Finance, Insurance & Real Estate	8.75	5/30/2022	12/1/2014	1,000	987	950	1.06
Jazz Acquisition, Inc. (Wencor) (2) (3) (5)	Aerospace & Defense	7.75	6/19/2022	6/25/2014	800	797	750	0.84
Phillips-Medisize Corporation (2) (3) (5)	Chemicals, Plastics & Rubber	8.25	6/16/2022	6/13/2014	1,500	1,486	1,423	1.59
TASC, Inc. (5) (8)	Aerospace & Defense	12.00	5/23/2021	12/17/2014	1,500	1,470	1,515	1.70

Second Lien Debt Total						12,572	12,328	13.80%

Total Investments—non-controlled/non-affiliated						$183,390	$182,076	203.87%

(1)	Unless otherwise indicated, issuers of debt investments held by NFIC are domiciled in the United States. Under the Investment Company Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2014, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2014, the Company is not an “affiliated person” of any of these portfolio companies.

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

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2014

(dollar amounts in thousands)

The industrial composition of investments—non-controlled/non-affiliated at fair value as of December 31, 2014 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$20,281	$20,412	11.21%
Automotive	3,494	3,462	1.90
Banking, Finance, Insurance & Real Estate	9,570	9,463	5.20
Business Services	19,999	19,952	10.96
Capital Equipment	3,778	3,704	2.03
Chemicals, Plastics & Rubber	8,884	8,662	4.76
Construction & Building	7,342	7,281	4.00
Consumer Services	7,350	7,350	4.04
Containers, Packaging & Glass	12,952	12,728	6.99
Durable Consumer Goods	9,271	9,189	5.05
Energy: Electricity	1,666	1,708	0.94
Energy: Oil & Gas	3,357	3,412	1.87
Environmental Industries	6,431	6,365	3.50
Healthcare & Pharmaceuticals	16,353	16,167	8.88
High Tech Industries	10,082	10,042	5.51
Hotel, Gaming & Leisure	2,173	2,152	1.18
Media: Advertising, Printing & Publishing	3,445	3,373	1.85
Metals & Mining	3,475	3,433	1.89
Non-durable Consumer Goods	8,928	8,877	4.88
Retail	2,700	2,664	1.46
Telecommunications	7,041	6,959	3.82
Transportation: Cargo	4,939	4,869	2.67
Transportation: Consumer	3,573	3,647	2.00
Utilities: Electric	1,982	1,948	1.07
Wholesale	4,324	4,257	2.34

Total	$183,390	$182,076	100.00%

The geographical composition of investments—non-controlled/non-affiliated at fair value as of December 31, 2014 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Canada	$1,936	$1,909	1.05%
Ireland	2,080	1,994	1.09
United Kingdom	6,794	6,877	3.78
United States	172,580	171,296	94.08

Total	$183,390	$182,076	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

NF INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

September 30, 2015

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

The interim financial statements have been prepared in accordance with US GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with US GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim period presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2014. The results of operations for the three month and nine month periods ended September 30, 2015 are not necessarily indicative of the operating results to be expected for the full year.

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

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of September 30, 2015 and December 31, 2014 and for the three month and nine month periods ended September 30, 2015 and 2014, no loans in the portfolio contained PIK provisions.

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

Non-Accrual Income

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2015 and December 31, 2014, and for the three month and nine month periods ended September 30, 2015 and 2014, no loans in the portfolio were on non-accrual status.

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

Organization and Offering Costs

The Company agreed to reimburse the Investment Adviser for initial organization and offering costs incurred on behalf of NFIC up to $750. As of September 30, 2015 and December 31, 2014, $663 of organization and offering costs had been incurred by NFIC. The $663 of incurred organization and offering costs are allocated to all stockholders based on their respective capital commitment and are re-allocated amongst all stockholders at the time of each capital drawdown subsequent to the Initial Closing. The Company’s organization costs incurred are expensed and the offering costs are charged against equity when incurred.

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

Capital Calls and Dividends and Distributions to Common Stockholders

The Company records the shares issued in connection with capital calls as of the effective date of the capital call. To the extent that the Company has taxable income available, the Company intends to make quarterly distributions to its common stockholders. Dividends and distributions to common stockholders are recorded on the record date and paid in cash. The amount to be distributed is determined by the Board of Directors each quarter and is generally based upon the taxable earnings estimated by management and available cash. Net realized capital gains, if any, are generally distributed at least annually, although the Company may decide to retain such capital gains for investment.

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

In August 2015, the Financial Accounting Standards Board issued ASU 2015-15, Interest—Imputation of Interest (Sub-topic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This guidance is effective for the Company on January 1, 2016 and is not expected to have a material impact on the Company’s consolidated financial statements upon adoption

3. FAIR VALUE MEASUREMENTS

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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of September 30, 2015 and December 31, 2014.

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

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three month and nine month periods ended September 30, 2015 and 2014, there were no transfers between levels.

The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Level I	Level II	Level III	Total
Assets
First Lien Debt	$—	$2,400	$208,705	$211,105
Second Lien Debt	—	—	22,551	22,551

Total	$—	$2,400	$231,256	$233,656

	December 31, 2014
	Level I	Level II	Level III	Total
Assets
First Lien Debt	$—	$2,394	$167,354	$169,748
Second Lien Debt	—	—	$12,328	$12,328

Total	$—	$2,394	$179,682	$182,076

The changes in the Company’s investments at fair value for which the Company has used Level III inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level III investments still held are as follows:

	Financial Assets For the three month period ended September 30, 2015
	First Lien Debt	Second Lien Debt	Total
Balance, beginning of period	$199,004	$20,736	$219,740
Purchases	20,485	1,962	22,447
Paydowns	(11,138)	—	(11,138)
Realized gains (losses)	1	—	1
Accretion of discount	196	5	201
Net change in unrealized appreciation (depreciation)	157	(152)	5

Balance, end of period	$208,705	$22,551	$231,256

Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of September 30, 2015 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statements of Operations	$198	$(152)	$46

	Financial Assets For the nine month period ended September 30, 2015
	First Lien Debt	Second Lien Debt	Total
Balance, beginning of period	$167,354	$12,328	$179,682
Purchases	72,304	10,102	82,406
Paydowns	(32,406)	—	(32,406)
Realized gains (losses)	51	—	51
Accretion of discount	462	13	475
Net change in unrealized appreciation (depreciation)	940	108	1,048

Balance, end of period	$208,705	$22,551	$231,256

Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of September 30, 2015 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statements of Operations	$835	$108	$943

	Financial Assets For the three month period ended September 30, 2014
	First Lien Debt	Second Lien Debt	Total
Balance, beginning of period	$101,738	$2,322	$104,060
Purchases	26,975	2,807	29,782
Paydowns	(6,613)	—	(6,613)
Accretion of discount	113	—	113
Net change in unrealized appreciation (depreciation)	(618)	(25)	(643)

Balance, end of period	$121,595	$5,104	$126,699

Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of September 30, 2014 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statements of Operations	$(499)	$(25)	$(524)

	Financial Assets For the nine month period ended September 30, 2014
	First Lien Debt	Second Lien Debt	Total
Balance, beginning of period	$59,868	$—	$59,868
Purchases	75,716	5,091	80,807
Paydowns	(14,246)	—	(14,246)
Accretion of discount	222	—	222
Net change in unrealized appreciation (depreciation)	35	13	48

Balance, end of period	$121,595	$5,104	$126,699

Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of September 30, 2014 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statements of Operations	$154	$13	$167

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

The following tables summarize the quantitative information related to the significant unobservable inputs for Level III instruments which are carried at fair value as of September 30, 2015 and December 31, 2014:

	Fair Value as of September 30, 2015	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$182,624	Discounted Cash Flow	Discount Rate	4.95%	11.56%	6.63%
	26,081	Consensus Pricing	Indicative Quotes	97.50%	100.00%	99.39%

Total First Lien Debt	$208,705

Investments in Second Lien Debt	$12,297	Discounted Cash Flow	Discount Rate	9.17%	11.63%	10.05%
	10,254	Consensus Pricing	Indicative Quotes	97.13%	99.50%	98.61%

Total Second Lien Debt	$22,551

Total Debt	$231,256

Total Level III Investments	$231,256

	Fair Value as of December 31, 2014	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$156,534	Discounted Cash Flow	Discount Rate	5.12%	7.57%	6.18%
	10,820	Consensus Pricing	Indicative Quotes	98.50%	99.33%	98.73%

Total First Lien Debt	$167,354

Investments in Second Lien Debt	$7,077	Discounted Cash Flow	Discount Rate	9.36%	10.63%	10.13%
	5,251	Consensus Pricing	Indicative Quotes	98.13%	101.00%	99.08%

Total Second Lien Debt	$12,328

Total Debt	$179,682

Total Level III Investments	$179,682

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

Financial instruments disclosed but not carried at fair value:

The following table presents the carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value as of September30, 2015 and December 31, 2014.

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$110,833	$110,833	$80,903	$80,903

Total	$110,833	$110,833	$80,903	$80,903

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

For the three month and nine month periods ended September 30, 2015, management fees were $144 and $396, respectively. For the three month and nine month periods ended September 30, 2014, management fees were $73 and $170, respectively.

As of September 30, 2015 and December 31, 2014, $144 and $171, respectively, was included in management fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

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

For the three month and nine month periods ended September 30, 2015, NFIC incurred $45 and $139, respectively, and for the three month and nine month periods ended September 30, 2014, NFIC incurred $15 and $127, respectively in fees under the Administrative Agreement, which are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of September 30, 2015 and December 31, 2014, $35 and $25, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

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

For the three month and nine month periods ended September 30, 2015, fees incurred in connection with the Sub-Administration Agreement, which amounted to $55 and $141, respectively, were included in other general and administrative in the accompanying Consolidated Statements of Operations. For the three month and nine month periods ended September 30, 2014, fees incurred in connection with the Sub-Administration Agreement, which amounted to $26 and $56, respectively, were included in other general and administrative in the accompanying Consolidated Statements of Operations. As of September 30, 2015 and December 31, 2014, $55 and $30, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.

Placement Fees

On July 10, 2013, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee to TCG for TCG’s services.

For the three month and nine month periods ended September 30, 2015 and 2014, TCG did not earn or receive any placement fees from NFIC stockholders in connection with the issuance or sale of the Company’s common stock.

Board of Directors

NFIC’s Board of Directors currently consists of five members, three of whom are Independent Directors. On July 10, 2013, the Board of Directors also established an Audit Committee consisting of its Independent Directors, and may establish additional committees in the future. For the three month and nine month periods ended September 30, 2015, NFIC incurred $63 and $182, respectively, and for the three month and nine month periods ended September 30, 2014, NFIC incurred $61 and $202, respectively, in fees and expenses associated with its Independent Directors and Audit Committee. As of September 30, 2015 and December 31, 2014, $1 and $4, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities. As of September 30, 2015 and December 31, 2014, certain current directors had committed $1,000 in capital commitments to the Company.

5. BORROWINGS

In accordance with the Investment Company Act, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of September 30, 2015 and December 31, 2014, asset coverage was 214.10% and 210.39%, respectively. During the nine month period ended September 30, 2015, there were net secured borrowings of $85,700 under the Revolving Credit Facility and Facility and net repayments of $55,770 under the Revolving Credit Facility and Facility. During the nine month period ended September 30, 2014, there were net secured borrowings of $9,925 under the Revolving Credit Facility and secured borrowings of $26,500 under the Facility. As September 30, 2015 and December 31, 2014, there were $110,833 and $80,903, respectively, in secured borrowings outstanding.

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

As of September 30, 2015 and December 31, 2014, the Borrower Sub was in compliance with all covenants and other requirements of the Revolving Credit Facility.

Facility

The Company closed on March 27, 2014 on the Facility, which was subsequently amended on August 22, 2014 and on December 12, 2014. The maximum principal amount of the Facility is $50,000, subject to availability under the Facility, which is based on certain advance rates multiplied by the value of the Company’s portfolio investments net of certain other indebtedness that the Company may incur in accordance with the terms of the Facility. Proceeds of the Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Facility may be increased to $125,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Facility includes a $10,000 limit for swingline loans and a $5,000 limit for letters of credit. The Company may borrow amounts in U.S. dollars, subject to the satisfaction of certain conditions, including certain collateral quality tests. The availability period under the Facility will terminate on March 27, 2017 or earlier under certain conditions specified in the Facility (the “Commitment Termination Date”) and the Facility will mature on March 27, 2020 (the “Maturity Date”). During the period from the Commitment Termination Date to the Maturity Date, the Company will be obligated to make mandatory prepayments under the Facility out of the proceeds of certain asset sales, other recovery events and equity and debt issuances. Amounts drawn under the Facility, including amounts drawn in respect of letters of credit, will bear interest at either (a) LIBOR plus an applicable spread of (i) prior to the Commitment Termination Date, 2.00% and (ii) following the Commitment Termination Date, 2.50%, or (b) an “alternative base rate” (which is the highest of a prime rate, the federal funds effective rate plus 0.50%, or one month LIBOR plus 1.00%) plus an applicable spread of (i) prior to the Commitment Termination Date, 1.00% and (ii) following the Commitment Termination Date, 1.50%. The Company may elect either the LIBOR or the “alternative base rate” at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. The Company will also pay a fee of 0.375% on undrawn amounts under the Facility and, in respect of each undrawn letter of credit, a fee and interest rate equal to the then-applicable margin under the Facility while the letter of credit is outstanding.

Subject to certain exceptions, the Facility is secured by a perfected first-priority security interest in substantially all of the portfolio investments held by the Company and the Company’s unfunded investor equity capital commitments (provided that the amount of unfunded capital commitments ultimately available to the lenders is limited to $34,000). The pledge of unfunded investor equity capital commitments was subject to release upon the earlier of (a) the date eligible investments held by the Company are equal to or greater than

$62,500 and the Facility’s borrowing base equity test is satisfied and (b) the date the borrower has received equity capital contributions in an amount equal to $34,000. Such eligible investments and shareholder equity thresholds have been satisfied as of September 30, 2015 and December 31, 2014. The Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity, liquidity and interest coverage, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.

As of September 30, 2015 and December 31, 2014, the Company was in compliance with all covenants and other requirements of the Facility.

Summary of Facilities

The facilities of the Company and the Borrower Sub consisted of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$140,000	$76,833	$63,167	$3,236
Facility	50,000	34,000	16,000	9,743

Total	$190,000	$110,833	$79,167	$12,979

	December 31, 2014
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$140,000	$39,403	$100,597	$2,695
Facility	50,000	41,500	8,500	12,638

Total	$190,000	$80,903	$109,097	$15,333

(1)	The unused portion is the amount upon which commitment fees are based.
(2)	Available for borrowing based on the computation of collateral to support the borrowings.

As of September 30, 2015 and December 31, 2014, $379 and $231, respectively, of interest expense, $84 and $88, respectively, of unused commitment fees and $19 and $19, respectively, of other fees were included in interest and credit facility fees payable. For the three month and nine month periods ended September 30, 2015, the average interest rate was 1.94% and 1.94% and the average principal debt outstanding was $108,546 and $98,052, respectively. For the three month and nine month periods ended September 30, 2014, the average interest rate was 2.14% and 1.89%, respectively, and the average principal debt outstanding was $53,724 and $36,075, respectively. As of September 30, 2015 and December 31, 2014, the interest rate was 1.95% and 2.00%, respectively, based on floating LIBOR rates.

For the three month and nine month periods ended September 30, 2015 and 2014, the components of interest expense and credit facility fees were as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Interest expense	$539	$294	$1,446	$517
Facility unused commitment fee	99	102	334	338
Amortization of deferred financing costs	89	467	282	675
Other fees	18	16	50	49

Total interest expense and credit facility fees	$745	$879	$2,112	$1,579

Cash paid for interest expense	$482	$216	$1,298	$377

6. COMMITMENTS AND CONTINGENCIES

A summary of significant contractual payment obligations was as follows as of September 30, 2015 and December 31, 2014:

	Secured Borrowings
Payment Due by Period	September 30, 2015	December 31, 2014
Less than 1 Year	$—	$—
1-3 Years	—	—
3-5 Years	110,833	—
More than 5 Years	—	80,903

Total	$110,833	$80,903

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of September 30, 2015 and December 31, 2014 for any such exposure.

As of September 30, 2015 and December 31, 2014, the Company had $190,077 in total capital commitments from stockholders, of which $62,459 and $98,041, respectively, was unfunded. As of September 30, 2015 and December 31, 2014, certain current directors had committed $1,000 in capital commitments to the Company.

Upon the earlier of August 6, 2018 or the completion of a Qualified IPO by Carlyle GMS Finance, investors will be released from any further obligation to purchase additional shares of common stock, subject to certain exceptions contained in the investor subscription agreement.

The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	September 30, 2015	December 31, 2014
Unfunded delayed draw commitments	$3,977	$2,790
Unfunded revolving term loan commitments	737	226

Total unfunded commitments	$4,714	$3,016

7. NET ASSETS

The Company has the authority to issue 200,000,000 shares of common stock, $0.01 per share par value.

During the nine month period ended September 30, 2015, the Company issued 1,795,023 shares for $35,582. The following table summarizes capital activity during the nine month period ended September 30, 2015:

	Common Stock		Capital In Excess Of Par Value	Subscribed But Unissued Shares	Subscriptions Receivable	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss) on Investments	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of period	4,618,564	$46	$91,478	$—	$—	$(45)	$(856)	$—	$(1,314)	$89,309
Common stock issued	1,795,023	18	35,564	—	—	—	—	—	—	35,582
Net investment income (loss)	—	—	—	—	—	—	6,876	—	—	6,876
Subscribed but unissued shares	—	—	—	5,920	—	—	—	—	—	5,920
Subscriptions receivable	—	—	—	—	(5,920)	—	—	—	—	(5,920)
Net realized gain (loss) on investments—non-controlled/non-affiliated	—	—	—	—	—	—	—	51	—	51
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	—	—	—	—	—	—	—	—	1,042	1,042
Dividends declared	—	—	—	—	—	—	(6,399)	—	—	(6,399)

Balance, end of period	6,413,587	$64	$127,042	$5,920	$(5,920)	$(45)	$(379)	$51	$(272)	$126,461

During the nine month period ended September 30, 2014, the Company issued 1,175,584 shares for $23,334. The following table summarizes capital activity during the nine month period ended September 30, 2014:

	Common Stock		Capital In Excess Of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss) on Investments	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of period	2,265,375	$23	$44,667	$(45)	$(601)	$—	$(107)	$43,937
Common stock issued	1,175,584	11	23,323	—	—	—	—	23,334
Net investment income (loss)	—	—	—	—	1,156	—	—	1,156
Net realized gain (loss) on investments—non-controlled/non-affiliated	—	—	—	—	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	—	—	—	—	—	—	48	48
Dividends declared	—	—	—	—	(1,336)	—	—	(1,336)

Balance, end of period	3,440,959	$34	$67,990	$(45)	$(781)	$—	$(59)	$67,139

The following table summarizes total shares issued and proceeds received related to capital drawdowns delivered pursuant to subscriptions for the Company’s common stock during the nine month period ended September 30, 2015:

	Shares Issued	Proceeds Received
January 16, 2015	203,045	$4,000
February 26, 2015	659,901	13,001
May 1, 2015	252,524	5,000
May 22, 2015	375,946	7,500
June 25, 2015	149,333	3,000
August 21, 2015	150,229	3,001
September 30, 2015	4,045	80

Total	1,795,023	$35,582

The following table summarizes total shares issued and proceeds received related to capital drawdowns delivered pursuant to subscriptions for the Company’s common stock during the nine month period ended September 30, 2014:

	Shares Issued	Proceeds Received
March 21, 2014	925,459	$18,334
September 17, 2014	250,125	5,000

Total	1,175,584	$23,334

On September 25, 2015, the Company issued a capital call and delivered capital drawdown notices totaling $6,000. Subscribed but unissued shares are presented in equity with a deduction of subscriptions receivable until cash is received for a subscription. As of September 30, 2015, the Company received $80 from stockholders, which was included in cash and cash equivalents on the Consolidated Statements of Assets and Liabilities and in common stock issued on the Consolidated Statement of Changes in Net Assets for the nine month period ended September 30, 2015. There were 299,292 and 0 subscribed but unissued shares as of September 30, 2015 and December 31, 2014, respectively.

Subscription transactions during the nine month periods ended September 30, 2015 and 2014 were executed at an offering price at a premium to net asset value due to the requirement to use prior quarter net asset value as the offering price unless it would result in the Company selling shares of its common stock at a price below the current net asset value and also in order to effect a reallocation of organizational costs to subsequent investors. Such subscription transactions increased net asset value by $0.06 per share and $0.10 per share, respectively, for the nine month periods ended September 30, 2015 and 2014.

As of September 30, 2015 and December 31, 2014, four stockholders represented 97.3% and 96.9%, respectively, of total net assets.

The Company computes earnings per common share in accordance with ASC 260, Earnings Per Share. Basic earnings per common share were calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of common shares outstanding for the period.

Basic and diluted earnings per common share were as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net increase (decrease) in net assets resulting from operations	$2,766	$(68)	$7,969	$1,204
Weighted-average common shares outstanding	6,326,307	3,228,897	5,734,473	2,935,854

Basic and diluted earnings per common share	$0.44	$(0.02)	$1.39	$0.41

The following table summarizes the Company’s dividends declared and payable since inception through the quarter ended September 30, 2015:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 13, 2014	March 31, 2014	April 14, 2014	$0.04	$128
June 26, 2014	June 30, 2014	July 14, 2014	$0.12	$383
September 12, 2014	September 18, 2014	October 9, 2014	$0.24	$825
December 19, 2014	December 29, 2014	January 26, 2015	$0.27	$1,247
March 11, 2015	March 13, 2015	April 17, 2015	$0.30	$1,645
June 24, 2015	June 30, 2015	July 22, 2015	$0.35	$2,191
September 24, 2015	September 24, 2015	October 22, 2015	$0.40	$2,563

8. CONSOLIDATED FINANCIAL HIGHLIGHTS

The following is a schedule of consolidated financial highlights for the nine month periods ended September 30, 2015 and 2014:

	For the nine month periods ended
	September 30, 2015	September 30, 2014
Per Share Data:
Net asset value per share, beginning of period	$19.34	$19.40
Net investment income (loss) (1)	1.20	0.39
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	0.17	0.02

Net increase (decrease) in net assets resulting from operations	1.37	0.41

Dividends declared (2)	(1.05)	(0.40)
Effect of subscription offering price (3)	0.06	0.10

Net asset value per share, end of period	$19.72	$19.51

Number of shares outstanding, end of period	6,413,587	3,440,959
Total return (4)	7.39%	2.63%
Net assets, end of period	$126,461	$67,139
Ratio to average net assets (5):
Operating expenses	3.10%	4.84%
Net investment income (loss)	5.95%	1.95%
Interest expense and credit facility fees	1.83%	2.67%
Ratios/Supplemental Data:
Asset coverage	214.10%	208.41%
Portfolio turnover	15.40%	15.60%
Total committed capital, end of period	$190,077	$190,077
Ratio of total contributed capital to total committed capital, end of period	67.14%	36.06%
Weighted-average shares outstanding	5,734,473	2,935,854

(1)	Net investment income (loss) per share was calculated as net investment income (loss) for the period divided by the weighted average number of shares outstanding for the period.
(2)	Dividends declared per share was calculated as the sum of dividends declared during the period divided by the number of shares outstanding at each respective quarter-end date (refer to Note 7).
(3)	Increase is due to offering price of subscriptions during the period (refer to Note 7).
(4)	Total return (not annualized) is based on the change in net asset value per share during the period plus the declared dividends, divided by the beginning net asset value for the period. Total return for the nine month periods ended September 30, 2015 and 2014 is inclusive of $0.06 and $0.10, respectively, per share increase in net asset value for the periods related to the offering price of subscriptions. Excluding the effects of the higher offering price of subscriptions, total return (not annualized) would have been 7.08% and 2.11%, respectively (refer to Note 7).
(5)	These ratios to average net assets have not been annualized.

9. LITIGATION

The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of September 30, 2015 and December 31, 2014, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.

In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.

10. TAX

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of September 30, 2015 and December 31, 2014.

In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators for the 2013 and 2014 tax years. As of September 30, 2015 and December 31, 2014, the Company had filed tax returns and therefore is subject to examination.

The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of dividends declared for the nine month periods ended September 30, 2015 and 2014 was as follows:

	For the nine month periods ended
	September 30, 2015	September 30, 2014
Ordinary income	$6,399	$1,336
Tax return of capital	$—	$—

11. SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.

Subsequent to September 30, 2015, the Company borrowed $1,500 and $4,000 under the Revolving Credit Facility and Facility, respectively, to fund investment acquisitions.

Subsequent to September 30, 2015, subscribed but unissued shares as of September 30, 2015 were issued to the stockholders for proceeds received in the amount of $5,920.

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

Expenses

Our primary operating expenses include the payment of: (i) management fees to our Investment Adviser pursuant to an investment advisory agreement (the “Investment Advisory Agreement”) between us and our Investment Adviser; (ii) costs and other expenses and our allocable portion of overhead incurred by our Administrator in performing its administrative obligations under an administration agreement (the “Administration Agreement”) between us and our Administrator; and (iii) other operating expenses as detailed below:

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

We expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.

PORTFOLIO AND INVESTMENT ACTIVITY

As of September 30, 2015 and December 31, 2014 average loan size in the portfolio was approximately $3,295 and $3,275, respectively, at amortized cost, with no single industry representing more than 14% and 12%, respectively, of total fair value.

The fair value of our investments was approximately $233,656 comprised of 66 portfolio companies as of September 30, 2015. The fair value of our investments was approximately $182,076 comprised of 52 portfolio companies as of December 31, 2014.

The Company’s investment activity for the three month periods ended September 30, 2015 and 2014 is presented below (information presented herein is at amortized cost unless otherwise indicated).

	For the three month periods ended
	September 30, 2015	September 30, 2014
Investments—non-controlled/non-affiliated:
Total Investments—non-controlled/non-affiliated, beginning of period	$222,414	$103,476
New investments	22,447	29,782
Net accretion of discount on securities	204	113
Net realized gain (loss) on investments	1	—
Investments sold or repaid	(11,138)	(6,613)

Total Investments—non-controlled/non-affiliated, end of period	$233,928	$126,758

Principal amount of investments funded:
First Lien Debt	$20,941	$27,297
Second Lien Debt	2,000	2,826

Total	$22,941	$30,123

Principal amount of investments sold or repaid:
First Lien Debt	$(11,139)	$(6,613)
Second Lien Debt	—	—

Total	$(11,139)	$(6,613)

Number of new funded investments	7	14
Average new funded investment amount	$3,207	$2,127
Percentage of new funded debt investments at floating rates	100%	100%

As of September 30, 2015 and December 31, 2014, investments—non-controlled/non-affiliated consisted of the following:

	September 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	$211,241	$211,105	$170,818	$169,748
Second Lien Debt	22,687	22,551	12,572	12,328

Total	$233,928	$233,656	$183,390	$182,076

The weighted average yields (1) for our first and second lien debt, based on the amortized cost and fair value as of September 30, 2015 and December 31, 2014, were as follows:

	September 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	6.22%	6.22%	5.84%	5.88%
Second Lien Debt	9.21%	9.26%	9.08%	9.26%

(1)	Yields do not include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2015 and December 31, 2014. Actual yields earned over the life of each investment could differ materially from the yields presented above.

Weighted average yields on first lien and second lien debt have increased as of September 30, 2015 compared to December 31, 2014 primarily due to a shift in mix to higher yielding assets, including unitranche loans.

See the Consolidated Schedules of Investments as of September 30, 2015 and December 31, 2014 in our consolidated financial statements in Part I, Item 1 of this Form 10-Q for more information on these investments, including a list of companies and type and amount of investments.

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

Our Investment Adviser monitors and, when appropriate, changes the investment ratings assigned to each debt investment in our portfolio. In connection with our quarterly valuation process, our Investment Adviser reviews our investment ratings on a regular basis. The following table summarizes the Internal Risk Ratings as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
(dollar amounts in millions)	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Internal Risk Rating 1	$8.77	3.75%	$21.5	11.81%
Internal Risk Rating 2	199.13	85.22	142.8	78.42
Internal Risk Rating 3	21.88	9.37	17.8	9.77
Internal Risk Rating 4	3.88	1.66	—	—
Internal Risk Rating 5	—	—	—	—
Internal Risk Rating 6	—	—	—	—

Total	$233.66	100.0%	$182.1	100.00%

CONSOLIDATED RESULTS OF OPERATIONS

For the three month and nine month periods ended September 30, 2015 and 2014

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparison may not be meaningful.

Investment Income

Interest income for the three month and nine month periods ended September 30, 2015 and 2014 were as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Interest income from non-controlled/non-affiliated investments	$4,005	$1,829	$10,453	$4,022

Total investment income	$4,005	$1,829	$10,453	$4,022

The increase in interest income and net investment income for the three month and nine month periods ended September 30, 2015 was driven by our deployment of capital and increasing invested balance. As of September 30, 2015 and 2014, the size of our portfolio was $233,928 and $126,758, respectively, at amortized cost, with total principal amount of investments outstanding of $236,499 and $127,739, respectively. As of September 30, 2015 and 2014, the weighted average yield of our first and second lien debt was 6.51% and 5.83%, respectively, on an amortized cost basis.

Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of September 30, 2015 and December 31, 2014, all of our first and second lien debt investments were performing and current on their interest payments.

Net investment income (loss) for the three month and nine month periods ended September 30, 2015 and 2014 was as follows:

	For the three month periods ended		For the nine month periods ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Total investment income from non-controlled/non-affiliated investments	$4,005	$1,829	$10,453	$4,022
Total expenses	1,217	1,254	3,577	2,866

Net investment income	$2,788	$575	$6,876	$1,156

Expenses

	For the three month periods ended		For the nine month periods ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Management fees	$144	$73	$396	$170
Professional fees	126	165	450	600
Administrative service fees	45	15	139	127
Interest expense	539	294	1,446	517
Credit facility fees	206	585	666	1,062
Directors’ fees and expenses	63	61	182	202
Transfer agency fees	7	7	20	23
Other general and administrative	87	54	278	165

Total expenses	$1,217	$1,254	$3,577	$2,866

Interest expense and credit facility fees for the three month and nine month periods ended September 30, 2015 and 2014 were comprised of the following:

	For the three month periods ended		For the nine month periods ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Interest expense	$539	$294	$1,446	$517
Facility unused commitment fee	99	102	334	338
Amortization of deferred financing costs	89	467	282	675
Other fees	18	16	50	49

Total interest expense and credit facility fees	$745	$879	$2,112	$1,579

Cash paid for interest expense	$482	$216	$1,298	$377

The increase in interest expense for the three month and nine month periods ended September 30, 2015 was driven by increased usage of the facilities and increased deployment of capital to investments. For the three month and nine month periods ended September 30, 2015, the average interest rate was 1.94% and 1.94%, respectively, and the average principal debt outstanding was $108,546 and $98,052, respectively. For the three month and nine month periods ended September 30, 2014, the average interest rate was 2.14% and 1.89%, respectively, and the average principal debt outstanding was $53,724 and $36,075, respectively.

Increased management fees for the three month and nine month periods ended September 30, 2015 were driven by our deployment of capital and increasing invested balance. See Note 4 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information on the management fees.

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

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments

During the three month and nine month periods ended September 30, 2015, the Company had a change in unrealized appreciation on 30 and 51 investments, respectively, totaling approximately $932 and $2,185, respectively, which was offset by a change in unrealized depreciation on 43 and 29 investments, respectively, totaling approximately $955 and $1,143, respectively. During the three month and nine month periods ended September 30, 2014, the Company had a change in unrealized appreciation on 7 and 19 investments, respectively, totaling approximately $213 and $694, respectively, which was offset by a change in unrealized depreciation on 34 and 21 investments, respectively, totaling approximately $856 and $646, respectively.

	For the three month periods ended		For the nine month periods ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net realized gain (loss) on investments—non-controlled/non-affiliated	$1	$—	$51	$—
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	(23)	(643)	1,042	48

Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$(22)	$(643)	$1,093	$48

Net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three month and nine month periods ended September 30, 2015 and 2014 was as follows:

	For the three month periods ended
	September 30, 2015		September 30, 2014
Type	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$1	$129	$—	$(618)
Second Lien Debt	—	(152)	—	(25)

Total	$1	$(23)	$—	$(643)

	For the nine month periods ended
	September 30, 2015		September 30, 2014
Type	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$51	$934	$—	$35
Second Lien Debt	—	108	—	13

Total	$51	$1,042	$—	$48

For the three month and nine month periods ended September 30, 2015, we had a net realized gain of $1 and $51, respectively, primarily due to the prepayment of one loan investment with a call premium. Net change in unrealized appreciation in our investments for the three month and nine month periods ended September 30, 2015 was primarily due to a tightening spread environment during the period.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company generates cash from the net proceeds of offerings of our common stock and through cash flows from operations, including investment sales and repayments as well as income earned on investments and cash equivalents. We may also fund a portion of our investments through borrowings under the Borrower Sub’s senior secured revolving credit facility (as amended, the “Revolving Credit Facility”) and/or the Company’s senior secured revolving credit facility (as amended, the, “Facility”). The Borrower Sub closed on September 12, 2013, the Revolving Credit Facility, which was subsequently amended on July 25, 2014. The Revolving Credit Facility provides for secured borrowings during the applicable revolving period up to an amount equal to the lesser of $140,000, the borrowing base as calculated pursuant to the terms of the Revolving Credit Facility, and the amount of net cash proceeds and unpledged capital commitments the Company has received with an accordion feature that can, subject to certain conditions, increase the aggregate maximum credit commitment up to an amount not to exceed $262,500, subject to restrictions imposed on borrowings under the Investment Company Act and certain restrictions and conditions set forth in the Revolving Credit Facility, including adequate collateral to support such borrowings. The Revolving Credit Facility imposes financial and operating covenants on us and Borrower Sub that restrict our and its business activities. Continued compliance with these covenants will depend on many factors, some of which are beyond our control. The Company closed on March 27, 2014, the Facility, which was subsequently amended on August 22, 2014 and on December 12, 2014. The maximum principal amount of the Facility is $50,000, subject to availability under the Facility, which is based on certain advance rates multiplied by the value of the Company’s portfolio investments net of certain other indebtedness that the Company may incur in accordance with the terms of the Facility. Proceeds of the Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Facility may be increased to $125,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Facility includes a $10,000 limit for swingline loans and a $5,000 limit for letters of credit. Subject to certain exceptions, the Facility is secured by a perfected first-priority security interest in substantially all of the portfolio investments held by the Company and the Company’s unfunded investor equity capital commitments (provided that the amount of unfunded capital commitments ultimately available to the lenders is limited to $34,000). The pledge of unfunded investor equity capital commitments was subject to release upon the earlier of (a) the date eligible investments held by the Company are equal to or greater than $62,500 and the Facility’s borrowing base equity test is satisfied and (b) the date the borrower has received equity capital contributions in an amount equal to $34,000. Such eligible investments and shareholder equity thresholds had been satisfied as of September 30, 2015 and December 31, 2014. The Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity, liquidity and interest coverage, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.

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

As of September 30, 2015 and December 31, 2014, the Company had $4,795 and $2,548, respectively, in cash and cash equivalents. The facilities of the Company and the Borrower Sub consisted of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$140,000	$76,833	$63,167	$3,236
Facility	50,000	34,000	16,000	9,743

Total	$190,000	$110,833	$79,167	$12,979

	December 31, 2014
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$140,000	$39,403	$100,597	$2,695
Facility	50,000	41,500	8,500	12,638

Total	$190,000	$80,903	$109,097	$15,333

(1)	The unused portion is the amount upon which commitment fees are based.
(2)	Available for borrowing based on the computation of collateral to support the borrowings.

Equity Activity

There were no investor equity capital commitments made to the Company during the three month and nine month periods ended September 30, 2015. There were $0 and $110,000 of investor equity capital commitments made to the Company during the three month and nine month periods ended September 30, 2014. As of September 30, 2015 and December 31, 2014, the Company had $190,077 in total capital commitments from stockholders, of which $62,459 and $98,041, respectively, was unfunded. As of September 30, 2015 and December 31, 2014, certain current directors had committed $1,000 in capital commitments to the Company.

Shares issued as of September 30, 2015 and December 31, 2014 were 6,413,587 and 4,618,564, respectively.

The following table summarizes activity in the number of shares of our common stock outstanding during the nine month periods ended September 30, 2015 and 2014:

	For the nine month periods ended
	September 30, 2015	September 30, 2014
Shares outstanding, beginning of period	4,618,564	2,265,375
Common stock issued	1,795,023	1,175,584

Shares outstanding, end of period	6,413,587	3,440,959

On September 25, 2015, the Company issued a capital call and delivered capital drawdown notices totaling $6,000. Subscribed but unissued shares are presented in equity with a deduction of subscriptions receivable until cash is received for a subscription. As of September 30, 2015, the Company received $80 from stockholders, which was included in cash and cash equivalents and in common stock issued and outstanding. There were 299,292 and 0 subscribed but unissued shares as of September 30, 2015 and December 31, 2014, respectively.

Upon the earlier of August 6, 2018 or the completion of a Qualified IPO by Carlyle GMS Finance, investors will be released from any further obligation to purchase additional shares of common stock, subject to certain exceptions contained in the subscription agreement.

Contractual Obligations

A summary of our significant contractual payment obligations was as follows as of September 30, 2015 and December 31, 2014:

	Secured Borrowings
Payment Due by Period	September 30, 2015	December 31, 2014
Less than 1 Year	$—	$—
1-3 Years	—	—
3-5 Years	110,833	—
More than 5 Years	—	80,903

Total	$110,833	$80,903

For more information on the Revolving Credit Facility and Facility, see Note 5 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.

As of September 30, 2015 and December 31, 2014, $76,833 and $39,043, respectively, of secured borrowings were outstanding under the Revolving Credit Facility and $34,000 and $41,500, respectively, were outstanding under the Facility. For the three month and nine month periods ended September 30, 2015, we incurred $539 and $1,446, respectively, of interest expense and $99 and $334, respectively, of unused commitment fees. For the three month and nine month periods ended September 30, 2014, we incurred $294 and $517, respectively, of interest expense and $102 and $338, respectively, of unused commitment fees.

OFF BALANCE SHEET ARRANGEMENTS

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of September 30, 2015 and December 31, 2014 included in Part I, Item 1 of this Form 10-Q for any such exposure.

We may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.

The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	September 30, 2015	December 31, 2014
Unfunded delayed draw commitments	$3,977	$2,790
Unfunded revolving term loan commitments	737	226

Total unfunded commitments	$4,714	$3,016

DIVIDENDS AND DISTRIBUTIONS TO COMMON STOCKHOLDERS

Dividends and distributions, if any, are paid in cash to common stockholders. The following table summarizes the Company’s dividends declared and payable since inception through the quarter ended September 30, 2015:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount	Annualized Dividend Yield (1)

March 13, 2014	March 31, 2014	April 14, 2014	$0.04	$128	1.12%
June 26, 2014	June 30, 2014	July 14, 2014	$0.12	$383	2.46%
September 12, 2014	September 18, 2014	October 9, 2014	$0.24	$825	5.14%
December 19, 2014	December 29, 2014	January 26, 2015	$0.27	$1,247	6.19%
March 11, 2015	March 13, 2015	April 17, 2015	$0.30	$1,645	6.84%
June 24, 2015	June 30, 2015	July 22, 2015	$0.35	$2,191	7.69%
September 24, 2015	September 24, 2015	October 22, 2015	$0.40	$2,563	8.17%

(1)	Annualized dividend yield is calculated by dividing the declared dividend by the weighted average of the net asset value at the beginning of the quarter and the capital called during the quarter and annualizing over 4 quarterly periods.

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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of September 30, 2015 and December 31, 2014.

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

Investments

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation on investments as presented in the Consolidated Statements of Operations included in Part I, Item 1 of this Form 10-Q reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

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

Capital Calls and Dividends and Distributions to Common Stockholders

The Company records the shares issued in connection with capital calls as of the effective date of the capital call. To the extent that the Company has taxable income available, the Company intends to make quarterly distributions to its common stockholders. Dividends and distributions to common stockholders are recorded on the record date and paid in cash. The amount to be distributed is determined by the Board of Directors each quarter and is generally based upon the taxable earnings estimated by management and available cash. Net realized capital gains, if any, are generally distributed at least annually, although the Company may decide to retain such capital gains for investment.

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

Interest Rate Risk

During the three month and nine month periods ended September 30, 2015, a majority of the debt investments held in the Company’s portfolio had floating interest rates. Interest rates on the investments held within the Company’s portfolio of investments are typically based on floating LIBOR, with many of these investments also having a LIBOR floor. Additionally, the Company’s credit facilities are also subject to floating interest rates and are currently paid based on floating LIBOR rates.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.

The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from the Company’s settled portfolio of investments held as of September 30, 2015 and December 31, 2014. These hypothetical calculations are based on a model of the settled investments in our portfolio, held as of September 30, 2015 and December 31, 2014, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings as of September 30, 2015 and December 31, 2014, and based on the terms of the Company’s credit facilities. Interest expense on the Company’s credit facilities is calculated using the interest rate as of September 30, 2015 and December 31, 2014, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.

The Company regularly measures exposure to interest rate risk. The Company assesses interest rate risk and manages interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2015 and December 31, 2014, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled investments (considering interest rate floors for variable rate instruments) and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	As of September 30, 2015			As of December 31, 2014
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$5,419	$(3,325)	$2,094	$3,798	$(2,427)	$1,371
Up 200 basis points	$3,094	$(2,217)	$877	$2,121	$(1,618)	$503
Up 100 basis points	$769	$(1,108)	$(339)	$445	$(809)	$(364)
Down 100 basis points	$—	$214	$214	$(50)	$139	$89
Down 200 basis points	$—	$214	$214	$(99)	$139	$40
Down 300 basis points	$—	$214	$214	$(149)	$139	$(10)

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

There have been no changes in our internal control over financial reporting periods during the three month period ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NF INVESTMENT CORP.

Dated: November 6, 2015	By	/s/ Venugopal Rathi
Venugopal Rathi
Chief Financial Officer