Form 10-K
period 2015-12-31
NF Investment Corp.
filed 2016-03-11
CIK 1561528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 31, 2015, there was no established public market for the registrant’s common stock.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 11, 2016
Common stock, $0.01 par value	7,279,608

Documents Incorporated by Reference: Portions of the registrant’s Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

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

PART I

In this annual report, except where the context suggests otherwise:

•	the terms “we,” “us,” “our,” “Company” and “NFIC” refer to NF Investment Corp.;

•	the term “Borrower Sub” refers to NFIC SPV LLC, our wholly-owned and consolidated subsidiary;

•	the term “Carlyle” refers to The Carlyle Group L.P., its affiliates and its consolidated subsidiaries, a global alternative asset manager publicly traded on NASDAQ Global Select Market under the symbol “CG”. Refer to the sec.gov website for further information on Carlyle;

•	the terms “CGMSFA” and “Administrator” refer to Carlyle GMS Finance Administration L.L.C., our administrator;

•	the terms “CGMSIM,” “Adviser” and “Investment Adviser” refer to Carlyle GMS Investment Management L.L.C., our investment adviser; and

•	references to “this Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2015.

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

NFIC’s investment objective is to generate current income and capital appreciation primarily through debt investments in U.S. middle market companies, which we define as companies with approximately $10 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”). NFIC seeks to achieve its investment objective by investing primarily in first lien senior secured loans (which may include stand-alone first lien loans; “last out” first lien loans, which are loans that have a secondary priority behind “first out” first lien loans; “unitranche” loans, which are loans that combine features of first lien, second lien or subordinated loans, generally in a first lien position; and secured corporate bonds with features similar to the features of these categories of first lien loans) and second lien senior secured loans (which may include senior secured loans, and, to a lesser extent, secured corporate bonds, with a secondary priority behind first lien loans) (collectively, “Middle Market Senior Loans”), subject to, in the case of second lien senior secured loans, a limit of 10% of NFIC’s total assets. The Middle Market Senior Loans are generally made to private U.S. middle market companies that are, in many cases, controlled by private equity firms. In addition, NFIC may invest up to 10% of its total assets in high yield securities whose risk profile, as determined at the sole discretion of the Investment Adviser, is similar to or better than the risk profile of Middle Market Senior Loans. We expect that the composition of our portfolio will change over time given our Investment Adviser’s view on, among other things, the economic and credit environment (including with respect to interest rates) in which we are operating.

The growth and development of our Company has been guided by several fundamental tenets:

•	Experienced Investment Team—The Company is managed by an experienced management team of investment professionals with extensive middle market lending experience. Our Adviser’s investment committee that is responsible for reviewing and approving our Middle Market Senior Loan investments (the “CGMSIM Investment Committee”) consists of seasoned investment professionals from across the Global Market Strategies (“GMS”) segment of Carlyle.

•

Attractive Origination Model—The CGMSIM Investment Team’s multi-channel origination model produces attractive investment opportunities through a variety of sources including over 200 private equity firms, other middle market lenders, financial advisors and experienced management teams to source debt investments in middle market companies and to source other high-yielding investments that provide attractive risk-adjusted returns. The CGMSIM Investment Team has cultivated very strong relationships with private equity sponsors and debt capital providers, with whom we work with closely in sourcing and executing transactions.

•	Diligent Investment Strategy—Our investment decisions are based on in-depth, fundamental underwriting and credit research grounded in a conservative credit orientation. This systematic, consistent approach is augmented by industry expertise and tenured underwriting professionals who both lead the CGMSIM Investment Team and serve on the CGMSIM Investment Committee.

•	Leverage the GMS Platform—The Company benefits from the well branded and scalable origination and underwriting platform of GMS. The CGMSIM Investment Team leverages the industry expertise of 11 structured credit research analysts who currently advise the GMS collateralized loan obligations (“CLOs”) funds and cover approximately 20 industries.

•	Leverage the Carlyle Network—Carlyle, a leading global alternative asset manager, provides infrastructure, including back-office support, reporting assistance and accounting resources, and investment insight through proprietary deal flow, industry experience and sector knowledge.

The following highlights illustrate our accomplishments since the commencement of our operations:

•	Capital Commitments and Investments—As of March 11, 2016, we have raised a total of $190.1 million in total capital commitments in NFIC. Of that total, and inclusive of the use of leverage and recycled proceeds from sales and paydowns, we have deployed $280.7 million in 85 funded first lien debt investments and $23.6 million in 13 funded second lien debt investments through December 31, 2015.

•	Credit Facilities—On September 12, 2013, the Company’s wholly-owned subsidiary, Borrower Sub, entered into a senior secured revolving credit facility (as amended, the “Revolving Credit Facility”) with a maximum principal amount of $120 million. In addition, on March 27, 2014, the Company entered into a senior secured revolving credit facility (as amended, the “Facility”) with a maximum principal amount of $50 million.

•	Credit Platform Enhancements— The CGMSIM Investment Team has continued to expand and enhance all facets of the credit platform supporting the Company. Additional senior origination professionals were added during the year which meaningfully expanded the direct sourcing capabilities. The origination platform now has offices in New York, Chicago, and Los Angeles covering over 200 private equity firms. The scale of the direct origination platform allows the Company to maximizes the investment opportunity set and increase overall investment selectivity. Direct origination has several important benefits including optimizing transaction economics, improving the strength of the loan documentation, and providing greater access to due diligence materials. Additional senior resources were added to the capital markets group, further enhancing investment sourcing and syndication capabilities with other lenders, including banks, finance companies, credit funds, and other business development companies. Additional professionals were added to the underwriting and portfolio management team to support the overall increase in investment activity and portfolio growth. This team works closely with the origination and capital markets professionals, as well as the GMS industry research analysts in executing all facets of transaction due diligence and portfolio management. Further enhancements and additions will be made as appropriate to ensure that the CGMSIM Investment Team continues to have best in class execution across each segment of the business.

•	Strong Management Alignment With Investors—Certain members of Carlyle’s senior management team, Carlyle employees and operating executives, and certain partners and affiliates of Carlyle committed to purchase an aggregate of $5.1 million of common stock.

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

NFIC is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). NFIC expects to remain an emerging growth company because it does not intend to pursue an initial public offering.

The Borrower Sub is a Delaware limited liability company that was formed on June 18, 2013. The Borrower Sub invests in first and second lien senior secured loans. The Borrower Sub is consolidated in our consolidated financial statements in Part II, Item 8 of this Form 10-K commencing from the date of its formation, June 18, 2013.

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

Pursuant to a personnel agreement between the Investment Adviser and The Carlyle Group Employee Co., L.L.C. (“Carlyle Employee Co.”), an affiliate of the Investment Adviser, Carlyle Employee Co. provides the Investment Adviser with access to investment professionals that comprise the CGMSIM Investment Team. As of March 11, 2016, the CGMSIM Investment Team includes a team of approximately 18 investment professionals designated from Carlyle’s GMS platform.

Our executive officers and directors, the employees of the Investment Adviser and members of the CGMSIM Investment Committee serve or may serve as investment advisors, officers, directors or principals of entities or investment funds that operate in the same or a related line of business as we do and/or investment funds, accounts and other similar arrangements advised by Carlyle. An affiliated investment vehicle currently formed, such as GMS Finance, or formed in the future and managed by the Investment Adviser or its affiliates may have overlapping investment objectives and strategies with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Investment Adviser and/or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. Accordingly, we may not be given the opportunity to participate in certain investments made by investment funds managed by advisors affiliated with the Investment Adviser. However, the Investment Adviser and its affiliates will endeavor to allocate investment opportunities in a fair and equitable manner and consistent with applicable allocation procedures. See “Risk Factors — Risks Related to Our Business and Structure —There are significant potential conflicts of interest, including the management of GMS Finance, other funds affiliated with Carlyle by our Investment Adviser’s key investment professionals, which could impact our investment returns.” in Part I, Item 1A of this Form 10-K for more information.

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

About Carlyle

Carlyle is one of the world’s largest and most diversified multi-product global alternative asset management firms. Carlyle and its affiliates advise an array of specialized investment funds and other investment vehicles that invest across a range of industries, geographies, asset classes and investment strategies. Since its founding in Washington, D.C. in 1987, Carlyle has grown to become a leading global alternative asset manager with more than $183 billion in assets under management (“AUM”) across 126 funds and 160 fund of funds vehicles as of December 31, 2015. Carlyle has more than 1,700 employees, including more than 700 investment professionals in 36 offices across six continents, and serves over 1700 active carry fund investors from 78 countries.

Carlyle’s GMS platform was established in 1999 with its first high yield fund. As of December 31, 2015, it advises a group of 68 active funds that pursue investment strategies including long/short credit, long/short emerging markets equities, macroeconomic strategies, commodities trading, and structured transactions, quantitative market strategies, leveraged loans and structured credit, energy mezzanine opportunities, middle market lending and distressed debt.

Primary areas of focus for Carlyle’s GMS teams include:

•	Structured Credit Funds. The structured credit funds invest primarily in performing senior secured bank loans through structured vehicles and other investment vehicles. In 2015, Carlyle closed five new U.S. CLOs and three CLOs in Europe with a total of $2.8 billion and $1.5 billion, respectively, of AUM at December 31, 2015. As of December 31, 2015, the structured credit team advised 43 structured credit funds and one carry fund in the United States, Europe, and Asia totaling, in the aggregate, approximately $18.4 billion in AUM.

•	Distressed and Corporate Opportunities. The distressed and corporate opportunities funds generally invest in liquid and illiquid securities and obligations, including secured debt, senior and subordinated unsecured debt, convertible debt obligations, preferred stock and public and private equity of financially distressed companies in defensive and asset-rich industries. In certain investments, these funds may seek to restructure pre-reorganization debt claims into controlling positions in the equity of reorganized companies. As of December 31, 2015, Carlyle’s distressed and corporate opportunities team advised two funds totaling, in the aggregate, over $1.4 billion in AUM.

•	Middle Market Finance. The middle market finance business is comprised of Carlyle’s BDCs (including us), a CLO consisting of middle market senior, first lien loans, and Carlyle’s corporate mezzanine funds, which invest in the first-lien, second-lien and mezzanine loans of middle-market companies, typically defined as companies with annual EBITDA ranging from $10 million to $100 million that lack access to the broadly syndicated loan and bond markets. As of December 31, 2015, Carlyle’s middle market investment team advised five funds totaling, in the aggregate, approximately $2.2 billion in AUM.

•	Energy Mezzanine Opportunities. The energy mezzanine opportunities team invests primarily in privately negotiated mezzanine debt investments in North American energy and power projects and companies. As of December 31, 2015, Carlyle’s energy mezzanine opportunities team advised two funds with approximately $4.3 billion in AUM.

•	Long/Short Credit. Claren Road Asset Management LLC (“Claren Road”) advises two long/short credit hedge funds focusing on the global high grade and high yield markets totaling, in the aggregate, over $3.4 billion in AUM as of December 31, 2015, which includes $2.3 billion of AUM that is subject to outstanding redemption requests as of the beginning of the first quarter of 2016. Claren Road seeks to profit from market mispricing of long and/or short positions in corporate bonds and loans, and their derivatives, across investment grade, below investment grade (high yield) or distressed companies.

•	Emerging Market Equity and Macroeconomic Strategies. Emerging Sovereign Group LLC (“ESG”) advises six emerging markets equities and macroeconomic hedge funds with $4.3 billion in the aggregate of AUM as of December 31, 2015, which includes $0.7 billion of AUM that is subject to outstanding redemption requests as of the beginning of the first quarter of 2016. ESG’s emerging markets equities funds invest in publicly-traded equities across a range of developing countries. ESG’s macroeconomic funds pursue investment strategies in developed and developing countries, and opportunities resulting from changes in the global economic environment.

•	Commodities. Carlyle Commodity Management LLC (f/k/a Vermillion Asset Management LLC), a New York-based commodities investment manager (“CCM”) advises five hedge funds and two structured product fund totaling, in the aggregate, approximately $1.3 billion of AUM as of December 31, 2015, which includes $0.1 billion of AUM that is subject to outstanding redemption requests as of the beginning of the first quarter of 2016. CCM’s investment strategies include relative value, enhanced index and long-biased physical commodities, commodity sector-focused funds, and structured transactions. CCM seeks to produce positive, uncorrelated returns, through a liquid, relative- value, low volatility approach to trading both physical commodities and their derivatives and structuring transactions in physical commodities.

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

In addition, GMS Finance invests in Middle Market Senior Loans and thus substantially all investment opportunities that fall within our investment objective may also fall within GMS Finance’s investment objective. On February 26, 2014, the SEC granted us and GMS Finance, as well as future funds advised by CGMSIM, Exemptive Relief to co-invest in suitable investments, subject to certain terms and conditions in the Exemptive Relief.

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

Staffing

We do not currently have any employees. Our Chief Financial Officer and Treasurer and Chief Operating Officer presently serve as a principal or managing director of Carlyle and are retained by CGMSFA pursuant to the Carlyle Employee Co. Sub-Administration Agreement. Our Chief Compliance Officer and Secretary presently serves as a director of Carlyle and is retained by CGMSFA pursuant to the CELF Sub-Administration Agreement. Each of these professionals performs their respective functions for us under the terms of our Administration Agreement.

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

We target U.S. middle market companies, generally controlled by private equity investment firms that require capital for growth, acquisitions, recapitalizations, refinancings and leveraged buyouts. We may also make opportunistic loans to independently owned and publicly held middle market companies. We seek to partner with strong management teams executing long-term growth strategies. Target businesses typically exhibit some or all of the following characteristics:

•	EBITDA of $10—$100 million;

•	Minimum of 35% original sponsor cash equity;

•	Sustainable leading positions in their respective markets;

•	Scalable revenues and operating cash flow;

•	Experienced management teams with successful track records;

•	Stable, predictable cash flows with low technology and market risks;

•	Diversified product offering and customer base;

•	Low capital expenditures requirements;

•	A North American base of operations;

•	Strong customer relationships;

•	Products, services or distribution channels having distinctive competitive advantages; and

•	Defensible niche strategy or other barriers to entry.

While we believe that the criteria listed above are important in identifying and investing in prospective portfolio companies, not all of these criteria will be necessarily met by each prospective portfolio company. In addition, we may change our investment objective and/or investment criteria over time without notice to or consent from our investors.

Portfolio Composition

As of December 31, 2015 and 2014, the fair value of our investments was approximately $244.3 million and $182.1 million, respectively, in 70 and 41 portfolio companies, respectively.

The type, geography and industry composition of investments—non-controlled/non-affiliated as a percentage of fair value as of December 31, 2015 and 2014 was each as follows:

	As of December 31,
Type—% of Fair Value	2015	2014
First Lien Debt	90.62%	93.23%
Second Lien Debt	9.38	6.77

Total	100.00%	100.00%

	As of December 31,
Geography—% of Fair Value	2015	2014
Canada	0.77%	1.05%
Ireland	0.84	1.09
United Kingdom	2.59	3.78
United States	95.80	94.08

Total	100.00%	100.00%

	As of December 31,
Industry—% of Fair Value	2015	2014
Aerospace and Defense	6.88%	11.21%
Automotive	3.56	1.90
Banking, Finance, Insurance & Real Estate	7.98	5.20
Business Services	12.60	10.96
Capital Equipment	2.14	2.03
Chemicals, Plastics & Rubber	4.29	4.76
Construction & Building	2.30	4.00
Consumer Services	4.29	4.04
Containers, Packaging & Glass	7.06	6.99
Durable Consumer Goods	2.75	5.05
Energy: Electricity	2.97	0.94
Energy: Oil & Gas	1.30	1.87
Environmental Industries	2.55	3.50
Healthcare & Pharmaceuticals	6.89	8.88
High Tech Industries	5.54	5.51
Hotel, Gaming & Leisure	2.71	1.18
Media: Advertising, Printing & Publishing	3.27	1.85
Metals & Mining	1.39	1.89
Non-durable Consumer Goods	5.09	4.88
Retail	1.71	1.46
Software	0.50	—
Telecommunications	6.63	3.82
Transportation: Cargo	1.96	2.67
Transportation: Consumer	1.28	2.00
Utilities: Electric	0.78	1.07
Wholesale	1.58	2.34

Total	100.00%	100.00%

See the Consolidated Schedules of Investments as of December 31, 2015 and 2014 in our consolidated financial statements in Part II, Item 8 of this Form 10-K for more information on these investments, including a list of companies and type, cost and fair value of investments.

Investment Process

We view our investment process as consisting of four distinct phases described below:

Origination. Our Investment Adviser sources middle market investment opportunities through the CGMSIM Investment Team’s extensive network of relationships with private equity firms, other middle market senior lenders, and investment and commercial banks. The CGMSIM Investment Team supplements these relationships through personal visits and marketing campaigns focused on maximizing investment deal flow. It is their responsibility to identify specific opportunities, to refine opportunities through candid exploration of the underlying facts and circumstances and to apply creative and flexible thinking to solve clients’ financing needs. The origination personnel are located in New York, Illinois and California. Each originator maintains long-standing relationships with potential sources of deal flow and is responsible for covering a specified target market. We believe those originators’ strength and breadth of relationships across a wide range of markets generate numerous financing opportunities, which should enable our Investment Adviser to be highly selective in recommending investments.

Credit Evaluation. Our Investment Adviser utilizes a systematic, consistent approach to credit evaluation with a particular focus on an acceptable level of debt repayment and deleveraging under a “base case” set of projections, which we refer to as the “Base Case,” which typically reflects a more conservative estimate than the set of projections provided by a prospective portfolio company, which we refer to as the “Management Case.” In addition, our Investment Adviser leverages the industry-specific expertise within the GMS platform. Our Investment Adviser has access to 11 GMS Structured Credit research analysts who cover approximately 20 industries and advise GMS’ CLO funds. The key criteria that our Investment Adviser considers include (i) strong and resilient underlying business fundamentals, (ii) a substantial equity cushion in the form of capital ranking junior in right of payment to our investment and (iii) a conclusion that the overall Base Case and in some cases a “downside case” allows for adequate debt repayment and deleveraging. Our Investment Adviser focuses on the criteria for evaluating prospective portfolio companies discussed above under “Competitive Strengths.” In evaluating a particular company, our Investment Adviser puts more emphasis on credit considerations (such as (i) debt repayment and deleveraging under a Base Case set of projections, (ii) the ability of the company to maintain a modest liquidity cushion under a Base Case set of projections, and (iii) the ability of the company to service its fixed charge obligations under a Base Case set of projections) than on profit potential and loan pricing. Our Investment Adviser’s due diligence process for middle market credits typically entails:

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

Our Investment Adviser monitors and, when appropriate, changes the investment ratings assigned to each debt investment in our portfolio. In connection with our quarterly valuation process, our Investment Adviser reviews our investment ratings on a regular basis. The following table summarizes the Internal Risk Ratings as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
(dollar amounts in millions)
Internal Risk Rating 1	$15.1	6.16%	$21.5	11.81%
Internal Risk Rating 2	187.5	76.75	142.8	78.42
Internal Risk Rating 3	37.9	15.51	17.8	9.77
Internal Risk Rating 4	3.8	1.58	—	—
Internal Risk Rating 5	—	—	—	—
Internal Risk Rating 6	—	—	—	—

Total	$244.3	100.00%	$182.1	100.00%

As of December 31, 2015 and 2014, the weighted average Internal Risk Rating of our debt investment portfolio was 2.1 and 2.0, respectively.

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

then we are not subject to U.S. federal income tax on the portion of our net taxable income we distribute (or are deemed to distribute) to stockholders. We are subject to U.S. federal income tax at regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our stockholders.

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

In addition, investment companies registered under the Investment Company Act and private funds that are excluded from the definition of “investment company” pursuant to either Section 3(c)(1) or 3(c)(7) of the Investment Company Act may not acquire directly or through a controlled entity more than 3% of our total outstanding voting stock (measured at the time of the acquisition), unless the funds comply with an exemption under the Investment Company Act. As a result, certain of our investors may hold a smaller position in our shares than if they were not subject to these restrictions.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”) imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•	pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), our President and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•	pursuant to Rule 13a-15 of the Exchange Act, our management must prepare a report regarding its assessment of our internal control over financial reporting and, starting from the date on which we cease to be an emerging growth company under the JOBS Act, must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm; and

•	pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith, though we do not currently expect to be subject to several requirements. We expect to remain an emerging growth company because we do not intend to pursue an initial public offering. As long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to our Investment Adviser, CGMSIM. The proxy voting policies and procedures of CGMSIM are set forth below. These guidelines are reviewed periodically by CGMSIM and our directors who are not “interested persons” as defined in Section 2(a)(19) of the Investment Company Act (“Independent Directors”), and, accordingly, are subject to change.

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

CGMSIM’s proxy voting decisions will be made by the CGMSIM Investment Committee. To ensure that the vote is not the product of a conflict of interest, CGMSIM will require that: (1) anyone involved in the decision making process disclose to the CGMSIM Investment Committee, and Independent Directors, any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision making process or vote administration are prohibited from revealing how CGMSIM intends to vote on a proposal in order to reduce any attempted influence from interested parties.

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

Risks Related to Economic Conditions

Capital markets may experience periods of disruption and instability. These market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may in the future have a negative impact on our business and operations.

From time to time, capital markets may experience periods of disruption and instability. For example, between 2007 and 2009, the global capital markets experienced an extended period of disruption as evidenced by a lack of liquidity in the debt capital markets, write-offs in the financial services sector, the re-pricing of credit risk and the failure of certain major financial institutions. Despite actions of the United States, federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While market conditions have experienced relative stability in recent years, there have been continuing periods of volatility such as that experienced during the first quarter of 2016 and there can be no assurance that adverse market conditions will not repeat themselves in the future. During such periods of market disruption and instability, we and other companies in the financial services sector may have limited access, if available, to alternative markets for debt and equity capital. Equity capital may be difficult to raise because, subject to some limited exceptions which will apply to us, as a BDC we will generally not be able to issue additional shares of our common stock at a price less than net asset value. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage, as defined in the Investment Company Act, must equal at least 200% immediately after each time we incur indebtedness. The debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

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

Uncertainty about the financial stability of the United States and of several countries in the European Union (EU) and China could have a significant adverse effect on our business, financial condition and results of operations.

Due to federal budget deficit concerns, S&P downgraded the federal government’s credit rating from AAA to AA+ for the first time in history on August 5, 2011. Further downgrades or warnings by S&P or other rating agencies, and the United States government’s credit and deficit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock.

In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these nations to continue to service their sovereign debt obligations. While the financial stability of such countries has improved significantly, risks resulting from any future debt crisis in Europe or any similar crisis could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of European financial institutions. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be adversely affected.

In the second quarter of 2015, stock prices in China experienced a significant drop, resulting primarily from continued sell-off of shares trading in Chinese markets. In August 2015, Chinese authorities sharply devalued China’s currency. These market and economic disruptions affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business.

In October 2014, the Federal Reserve announced that it was concluding its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. It is unclear what effect, if any, the conclusion of the Federal Reserve’s bond-buying program will have on the value of our investments. However, it is possible that, without quantitative easing by the Federal Reserve, these developments, along with the United States government’s credit and deficit concerns and the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Additionally, in December 2015, the Federal Reserve raised the target range for the federal funds rate. However, if key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the target range for the federal funds rate may change and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.

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

Capital markets may experience periods of disruption and instability.

From time to time, the U.S. and global capital markets may experience periods of disruption and instability. While market conditions have experienced relative stability in recent years, there have been continuing periods of volatility such as that experienced during the first quarter of 2016 and there can be no assurance that adverse market conditions will not repeat themselves or worsen in the future. A prolonged period of market illiquidity may have an adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions could also increase our portfolio companies’ funding costs, limit their access to the capital markets or result in a decision by lenders not to extend credit to them. These events could limit our investment originations, limit their ability to grow and negatively impact our operating results.

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

We may need additional capital to fund growth in our investments. We have issued and expect to issue additional equity securities in connection with the private offering of our shares of common stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), and other applicable securities laws (the “Private Offering”) and expect to continue to borrow from financial institutions. A reduction in the availability of new capital could limit our ability to grow. We must distribute at least 90% of our investment company taxable income to our stockholders to maintain our RIC status. As a result, any such cash earnings may not be available to fund investment originations. We have borrowed under the Revolving Credit Facility and the Facility and in the future may borrow under additional debt facilities from financial institutions and issue additional debt and equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which may have an adverse effect on the value of our securities. In addition, as a BDC, our ability to borrow or issue preferred stock may be restricted if our total assets are less than 200% of our total borrowings and preferred stock.

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

Our Revolving Credit Facility and Facility also impose financial and operating covenants that restrict our business activities, remedies on default and similar matters. As of December 31, 2015, we are in compliance with the covenants of our Revolving Credit Facility and Facility. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, although we believe we will continue to be in compliance, we cannot assure you that we will continue to comply with the covenants in our Revolving Credit Facility and Facility. Failure to comply with these covenants could result in a default. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness. An acceleration could have a material adverse impact on our business, financial condition and results of operations. Lastly, we may be unable to obtain additional leverage, which would, in turn, affect our return on capital.

As of December 31, 2015, we had $118.2 million of outstanding consolidated indebtedness, which would have an annualized interest cost of 2.04% under the terms of our Revolving Credit Facility and Facility, excluding fees (such as fees on undrawn amounts and amortization of upfront fees), to the extent the amount remains outstanding. Since we generally pay interest at a floating rate on our Revolving Credit Facility and Facility, an increase in interest rates will generally increase our borrowing costs. We expect that our annualized interest cost and returns required to cover interest will increase after we issue debt securities.

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

Our portfolio securities typically do not have a readily available market price and, in such a case, we will value these securities at fair value as determined in good faith under procedures adopted by our Board of Directors, which valuation is inherently subjective and may not reflect what we may actually realize for the sale of the investment.

Substantially all of our portfolio investments are in the form of debt investments that are not publicly traded. The fair value of these securities is not readily determinable. We value these investments on at least a quarterly basis in accordance with our valuation policy, which is at all times consistent with accounting principles generally accepted in the United States (“US GAAP”). Our Board of Directors utilizes the services of a third-party valuation firm to aid it in determining the fair value of these investments. The Board of Directors discusses valuations and determines the fair value in good faith based on the input of our Investment Adviser and the third-party valuation firm. The participation of our Investment Adviser in our valuation process could result in a conflict of interest, since the management fees are based on our gross assets. The factors that are considered in the fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparisons to publicly-traded companies, discounted cash flow, relevant credit market indices, and other relevant factors. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. In addition, the valuation of these types of securities may result in substantial write-downs and earnings volatility.

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

We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the debt securities we acquire, the default rate on such securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses and changes in unrealized appreciation or depreciation, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

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

Many of our portfolio investments will, we expect, continue to be made in the form of securities that are not publicly traded. As a result, our Board of Directors determines the fair value of these securities in good faith as described above in “—Our portfolio securities typically do not have a readily available market price and, in such a case, we will value these securities at fair value as determined in good faith under procedures adopted by our Board of Directors, which valuation is inherently subjective and may not reflect what we may actually realize for the sale of the investment.” In connection with that determination, investment professionals of CGMSIM provide our Board of Directors with valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. In addition, the interested directors on our Board of Directors have an indirect pecuniary interest in CGMSIM. The participation of CGMSIM’s investment professionals in our valuation process, and the indirect pecuniary interest in our Investment Adviser by the interested directors on our Board of Directors, could result in a conflict of interest as CGMSIM’s management fees are based on our gross assets.

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

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds, and, to the extent we so invest, bear our ratable share of any such investment company’s expenses, including management and performance fees. We also remain obligated to pay management fees to CGMSIM with respect to the assets invested in the securities and instruments of other investment companies. With respect to each of these investments, each of our stockholders bear his or her share of the management fees of CGMSIM as well as indirectly bearing the management and performance fees and other expenses of any investment companies in which we invest.

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

The systems and resources necessary to comply with public company reporting requirements will increase further if we cease to be an “emerging growth company” under the JOBS Act. We expect to remain an emerging growth company because we do not intend to pursue an initial public offering. As long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

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

If we are not able to implement the applicable requirements of Section 404 in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC, and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements could also suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us and holders of our common stock.

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

The MGCL and our charter and bylaws contain provisions that may discourage, delay or make more difficult a change in control of NFIC or the removal of our directors. We are subject to the Maryland Business Combination Act (“MBCA”), subject to any applicable requirements of the Investment Company Act. Our Board of Directors has adopted a resolution exempting from the MBCA any business combination between us and any other person, subject to prior approval of such business combination by our Board of Directors, including approval by a majority of our Independent Directors. If the resolution exempting business combinations is repealed or our Board of Directors does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act (“Control Share Act”) acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Act, the Control Share Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction. However, we will amend our bylaws to be subject to the Control Share Act only if our Board of Directors determines that it would be in our best interests and if the SEC staff does not object to our determination that our being subject to the Control Share Act does not conflict with the Investment Company Act. The SEC staff has issued informal guidance setting forth its position that certain provisions of the Control Share Act would, if implemented, violate Section 18(i) of the Investment Company Act.

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

Our Board of Directors may change our investment objectives, operating policies and strategies without prior notice and without stockholder approval.

Our Board of Directors has the authority to modify or, if applicable, waive our investment objectives, operating policies and strategies without prior notice (except as required by the Investment Company Act) and without stockholder approval. In addition, none of our investment policies is fundamental and any of them may be changed without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current investment objectives, operating policies or strategies would have on our business, operating results and value of our stock. Nevertheless, the effects may adversely affect our business and impact our ability to make distributions.

A failure in our operational systems or infrastructure, or those of third parties, as well as cyber-attacks could significantly disrupt our business or negatively affect our liquidity, financial condition or results of operations.

We rely heavily on our and third parties’ financial, accounting, information and other data processing systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. We face various security threats on a regular basis, including ongoing cyber security threats to and attacks on our information technology infrastructure that are intended to gain access to our proprietary information, destroy data or disable, degrade or sabotage our systems. These security threats could originate from a wide variety of sources, including unknown third parties outside the Company. Although we are not currently aware that we have been subject to cyber-attacks or other cyber incidents which, individually or in the aggregate, have materially affected our operations or financial condition, there can be no assurance that the various procedures and controls we utilize to mitigate these threats will be sufficient to prevent disruptions to our systems. If any of these systems do not operate properly or are disabled for any reason or if there is any unauthorized disclosure of data, whether as a result of tampering, a breach of our network security systems, a cyber-incident or attack or otherwise, we could suffer substantial financial loss, increased costs, a disruption of our businesses, liability to our investors, regulatory intervention or reputational damage. In addition, we operate in a business that is highly dependent on information systems and technology. The information systems and technology that we rely on may not continue to be able to accommodate our growth, and the cost of maintaining such systems may increase from its current level. Such a failure to accommodate growth, or an increase in costs related to such information systems, could have a material adverse effect on us.

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

Changes in laws or regulations governing our business or the businesses of our portfolio companies and any failure by us or our portfolio companies to comply with these laws or regulations may adversely affect our business and the businesses of our portfolio companies.

We and our portfolio companies are subject to laws and regulations at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, may change from time to time, and new laws, regulations and interpretations may also come into effect. Any such new or changed laws or regulations could have a material adverse effect on our business. For example, from time to time the market for private equity transactions has been (and is currently being) adversely affected by a decrease in the availability of senior and subordinated financings for transactions, in part in response to credit market disruptions and/or regulatory pressures on providers of financing to reduce or eliminate their exposure to the risks involved in such transactions.

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. Many of the provisions of the Dodd-Frank Act have extended implementation periods and delayed effective dates and will require extensive rulemaking by regulatory authorities. While the impact of the Dodd-Frank Act on us and our portfolio companies may not be known for an extended period of time, the Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry and the financial markets (including derivative markets) or affecting taxation that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, restrict or further regulate certain of our activities, including derivative trading and hedging activities, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and may be subject to civil fines and criminal penalties.

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

Unitranche Loans. Unitranche loans provide leverage levels comparable to a combination of first lien and second lien or subordinated loans, and may rank junior to other debt instruments issued by the portfolio company. Unitranche loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a heightened risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. From the perspective of a lender, in addition to making a single loan, a unitranche loan may allow the lender to choose to participate in the “first out” tranche, which will generally receive priority with respect to payments of principal, interest and any other amounts due, or to choose to participate only in the “last out” tranche, which is generally paid after the first out tranche is paid. We participate in “first out” and “last out” tranches of unitranche loans and make single unitranche loans.

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

We do not and do not intend to hold controlling equity positions in our portfolio companies. As a result, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or stockholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments. If any of the foregoing were to occur, our financial condition, results of operations and cash flow could suffer as a result.

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

Holders

As of March 11, 2016, there were approximately 31 holders of record of our common stock.

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

Dividends and distributions, if any, are paid in cash to our stockholders. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the Investment Company Act or if distributions are limited by the terms of any of our borrowings.

The following table summarizes the Company’s dividends declared since inception through March 11, 2016:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount	Annualized Dividend Yield(1)
March 13, 2014	March 31, 2014	April 14, 2014	$0.04	$128	1.12%
June 26, 2014	June 30, 2014	July 14, 2014	$0.12	$383	2.46%
September 12, 2014	September 18, 2014	October 9, 2014	$0.24	$825	5.14%
December 19, 2014	December 29, 2014	January 26, 2015	$0.27	$1,247	6.19%
March 11, 2015	March 13, 2015	April 17, 2015	$0.30	$1,645	6.84%
June 24, 2015	June 30, 2015	July 22, 2015	$0.35	$2,191	7.69%
September 24, 2015	September 24, 2015	October 22, 2015	$0.40	$2,563	8.17%
December 29, 2015	December 29, 2015	January 22, 2016	$0.47	$3,226	9.67%
March 10, 2016	March 14, 2016	April 22, 2016 (2)	$0.44	$3,203	9.66%

(1)	Annualized dividend yield is calculated by dividing the declared dividend by the weighted average of the net asset value at the beginning of the quarter and the capital called during the quarter and annualizing over 4 quarterly periods.
(2)	Payable on or about April 22, 2016.

Recent Sales of Unregistered Securities and Use of Proceeds

Except as previously reported by the Company on its current reports on Form 8-K, we did not sell any securities during the period covered by this Form 10-K that were not registered under the Securities Act.

Item 6. Selected Financial Data

The tables below set forth our selected consolidated historical financial data for the periods indicated. The selected consolidated historical financial data as of and for the years ended December 31, 2015, 2014 and 2013 have been derived from our audited consolidated financial statements, which are included in “Financial Statements and Supplementary Data” in Part II, Item 8 of this Form 10-K.

The selected consolidated financial information and other data presented below should be read in conjunction with the information contained in Part II, Item 7 of this Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements and the notes thereto in Part II, Item 8 of this Form 10-K “Financial Statements and Supplementary Data”.

	For the years ended December 31,
	2015	2014	2013
(dollar amounts in thousands, except per share data)
Consolidated Statements of Operations Data
Income
Total investment income	$14,842	$6,264	$710
Expenses
Total expenses	4,999	3,936	1,823
Net investment income (loss)	9,843	2,328	(1,113)
Net realized gain (loss) on investments—non-controlled/non-affiliated*	53	—	—
Net change in unrealized appreciation (depreciation) on investments—non-controlled/ non-affiliated	(2,562)	(1,207)	(107)
Net increase (decrease) in net asset resulting from operations	7,334	1,121	(1,220)
Basic and diluted earnings per common share	1.23	0.35	(2.00)
Dividends declared per common share (1)	$1.52	$0.67	$—

(1)	Cumulative per share dividends declared by the Company’s Board of Directors for the years ended December 31, 2015 and 2014. The Company’s Board of Directors did not declare a dividend during the year ended December 31, 2013.
*	Amount was less than one for the year ended December 31, 2013.

	December 31,
	2015	2014	2013
(dollar amounts in thousands, except per share data)
Consolidated Statements of Assets and Liabilities Data
Investments—non-controlled/non-affiliated, at fair value	$244,283	$182,076	$59,868
Cash and cash equivalents	7,404	2,548	12,219
Total assets	254,000	187,045	74,238
Secured borrowings	118,194	80,903	25,506
Total liabilities	122,481	97,736	30,301
Total net assets	131,519	89,309	43,937
Net assets per share	$19.16	$19.34	$19.40
Other Data:
Number of portfolio companies at year end	70	52	16
Average funded investments in new portfolio companies	2,726	3,287	3,748
Total return based on net asset value (1)	6.93%	3.14%	(3.00%)
Weighted average yield of first lien and second lien debt at fair value (2)	6.85%	6.11%	5.78%
Weighted average yield of first lien and second lien debt at amortized cost (2)	6.74%	6.07%	5.77%

(1)	Total return is based on the change in net asset value per share during the year plus the declared dividends, divided by the beginning net asset value for the year. Total return based on change in net asset value for the year ended December 31, 2013 was calculated for the period from commencement of operations through December 31, 2013. Total return for the years ended December 31, 2015, 2014 and 2013 was inclusive of $0.07, $0.15 and $0.01, respectively, per share increase in net asset value related to the offering price of subscriptions. Excluding the effects of the higher offering price of subscriptions, total return would have been 6.57%, 2.37% and (3.05%), respectively (refer to Note 7 in Part II, Item 8 of this Form 10-K for additional information).
(2)	Weighted average yields do not include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2015, 2014, and 2013. Actual yields earned over the life of each investment could differ materially from the yields presented above.

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

NFIC’s investment objective is to generate current income and capital appreciation primarily through debt investments in U.S. middle market companies, which we define as companies with approximately $10 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”). NFIC seeks to achieve its investment objective by investing primarily in first lien senior secured loans (which may include stand-alone first lien loans; “last out” first lien loans, which are loans that have a secondary priority behind “first out” first lien loans; “unitranche” loans, which are loans that combine features of first lien, second lien or subordinated loans, generally in a first lien position; and secured corporate bonds with features similar to the features of these categories of first lien loans) and second lien senior secured loans (which may include senior secured loans, and, to a lesser extent, secured corporate bonds, with a secondary priority behind first lien loans) (collectively, “Middle Market Senior Loans”), subject to, in the case of second lien senior secured loans, a limit of 10% of NFIC’s total assets. The Middle Market Senior Loans are generally made to private U.S. middle market companies that are, in many cases, controlled by private equity firms. In addition, NFIC may invest up to 10% of its total assets in high yield securities whose risk profile, as determined at the sole discretion of the Investment Adviser, is similar to or better than the risk profile of Middle Market Senior Loans. We expect that the composition of our portfolio will change over time given our Investment Adviser’s view on, among other things, the economic and credit environment (including with respect to interest rates) in which we are operating.

NFIC is externally managed by the Investment Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended. The Administrator provides the administrative services necessary for NFIC to operate. Both the Investment Adviser and the Administrator are wholly-owned subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of The Carlyle Group L.P. “Carlyle” refers to The Carlyle Group L.P., its affiliates and its consolidated subsidiaries, a global alternative asset manager publicly traded on NASDAQ Global Select Market under the symbol “CG”. Refer to the sec.gov website for further information on Carlyle.

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

PORTFOLIO AND INVESTMENT ACTIVITY

The fair value of our investments was approximately $244,283 comprised of 70 portfolio companies as of December 31, 2015. The fair value of our investments was approximately $182,076 comprised of 52 portfolio companies as of December 31, 2014. The fair value of our investments was approximately $59,868 comprised of 16 portfolio companies as of December 31, 2013.

The Company’s investment activity for the years ended December 31, 2015, 2014 and 2013 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the years ended December 31,
	2015	2014	2013
Investments—non-controlled/non-affiliated:
Total Investments—non-controlled/non-affiliated as of January 1	$183,390	$59,975	$—
New Investments purchased	106,302	138,051	60,006
Net accretion of discount on securities	676	274	15
Net realized gain (loss) on investments *	53	—	—
Investments sold or repaid	(42,262)	(14,910)	(46)

Total Investments—non-controlled/non-affiliated as of December 31	$248,159	$183,390	$59,975

Principal amount of investments funded:
First Lien Debt	$97,010	$126,927	$60,519
Second Lien Debt	11,250	12,700	—

Total	$108,260	$139,627	$60,519

Principal amount of investments sold or repaid:
First Lien Debt	$(42,322)	$(14,910)	$(46)

Total	$(42,322)	$(14,910)	$(46)

Number of new funded investments	39	42	16
Average new funded investment amount	$2,726	$3,287	$3,748
Percentage of new funded debt investments at floating rates	100%	98%	100%
Percentage of new funded debt investments at fixed rates	0%	2%	0%

*	Amount was less than one for the year ended December 31, 2013.

As of December 31, 2015, 2014, and 2013, investments—non-controlled/non-affiliated consisted of the following:

	December 31, 2015		December 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	$224,494	$221,371	$170,818	$169,748	$59,975	$59,868
Second Lien Debt	23,665	22,912	12,572	12,328	—	—

Total	$248,159	$244,283	$183,390	$182,076	$59,975	$59,868

The weighted average yields (1) for our first and second lien debt, based on the amortized cost and fair value as of December 31, 2015, 2014, and 2013 were as follows:

	December 31, 2015		December 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	6.47%	6.56%	5.84%	5.88%	5.77%	5.78%
Second Lien Debt	9.33%	9.64%	9.08%	9.26%	—	—

(1)	Weighted average yields do not include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2015, 2014, and 2013. Actual yields earned over the life of each investment could differ materially from the yields presented above.

RESULTS OF OPERATIONS

For the years ended December 31, 2015, 2014 and 2013

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation.

Investment Income

Interest income for the years ended December 31, 2015, 2014 and 2013 was as follows:

	For the years ended
	December 31,
	2015	2014	2013
Interest income from non-controlled/non-affiliated investments:
First Lien Debt	$12,936	$6,101	$710
Second Lien Debt	1,906	163	—

Total investment income	$14,842	$6,264	$710

The increase in interest income for the year ended December 31, 2015 from the comparable period in 2014 was primarily driven by our deployment of capital and increasing invested balance. As of December 31, 2015, the size of our portfolio increased to $248,159 from $183,390 as of December 31, 2014, at amortized cost, and total principal amount of investments outstanding increased to $251,128 from $185,190 as of December 31, 2014. The increase in interest income was also due to the increase in the weighted average yield. As of December 31, 2015, the weighted average yield of our first and second lien debt increased to 6.74% from 6.07% as of December 31, 2014, on amortized cost.

The increase in interest income for the year ended December 31, 2014 from the comparable period in 2013 was primarily driven by our deployment of capital and increasing invested balance. As of December 31, 2014, the size of our portfolio increased to $183,390 from $59,975 as of December 31, 2013, at amortized cost, and total principal amount of investments outstanding increased to $185,190 from $60,473 as of December 31, 2013. The increase in interest income was also due to the increase in the weighted average yield. As of December 31, 2014, the weighted average yield of our first and second lien debt increased to 6.07% from 5.77% as of December 31, 2014, on amortized cost.

Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of December 31, 2015, 2014 and 2013 and for the years then ended, all of our first and second lien debt investments were performing and current on their interest payments.

Net investment income (loss) for the years ended December 31, 2015, 2014 and 2013 was as follows:

	For the years ended
	December 31,
	2015	2014	2013
Total investment income from non-controlled/non-affiliated investments	$14,842	$6,264	$710
Total expenses	(4,999)	(3,936)	(1,823)

Net investment income (loss)	$9,843	$2,328	$(1,113)

Expenses

	For the years ended
	December 31,
	2015	2014	2013
Management fees	$547	$268	$27
Organization expenses	—	—	618
Professional fees	606	819	590
Administrative service fees	182	155	74
Interest expense	2,028	890	41
Credit facility fees	986	1,272	214
Directors’ fees and expenses	243	262	154
Transfer agency fees	26	30	16
Other general and administrative	381	240	89

Total expenses	$4,999	$3,936	$1,823

Interest expense and credit facility fees for the years ended December 31, 2015, 2014 and 2013 were comprised of the following:

	For the years ended
	December 31,
	2015	2014	2013
Interest expense	$2,028	$890	$41
Facility unused commitment fee	389	442	85
Amortization of deferred financing costs	531	764	109
Other fees	66	66	20

Total interest expense and credit facility fees	$3,014	$2,162	$255

Cash paid for interest expense	$1,841	$700	$—

The increase in interest expense for the year ended December 31, 2015 compared to the comparable period in 2014 was driven by increased usage of the credit facilities and increased deployment of capital to investments. Additionally, for the years ended December 31, 2015 and 2014, $167 and $370, respectively, of the amortization of deferred financing costs represents the prorated financing costs that were immediately expensed in lieu of continuing to amortize over the term of the Revolving Credit Facility related to the amendments that reduced commitments in the Revolving Credit Facility. For the year ended December 31, 2015, the average interest rate increased to 1.98% from 1.97% for the comparable period in 2014, and average principal debt outstanding increased to $101,172 from $44,558 for the comparable period in 2014.

The increase in interest expense for the year ended December 31, 2014 compared to the comparable period in 2013 was driven by increased usage of the credit facilities and increased deployment of capital to investments. Additionally, for the year ended December 31 2014, $370 of the amortization of deferred financing costs represents the prorated financing costs that were immediately expensed, as noted above. For the year ended December 31, 2014, the average interest rate increased to 1.97% from 1.66% for the period from October 17, 2013 (the initial date on which the Company borrowed under the Revolving Credit Facility) through December 31, 2013, and average principal debt outstanding increased to $44,558 from $11,775 for the period in 2013.

The increase in management fees for the year ended December 31, 2015 from the comparable period in 2014 and for the year ended December 31, 2014 from the comparable period in 2013 was driven by our deployment of capital and increasing invested balance. See Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for more information on the management fees.

Organization expenses include expenses incurred in the initial formation of the Company. Professional fees include legal, rating agencies, audit, tax, valuation, technology and other professional fees incurred related to the management of the Company. Administrative service fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers and their respective staff. Other general and administrative expenses include insurance, filing, research, subscriptions and other costs. The increase in other general and administrative expenses for the year ended December 31, 2015 from the comparable period in 2014 and for the year ended in December 31, 2014 from the comparable period in 2013 was primarily driven by the increased deployment of capital.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments

During the year ended December 31, 2015, the Company had a realized gain on 3 investments totaling approximately $53. During the years ended December 31, 2015, 2014 and 2013, the Company had a change in unrealized appreciation on 32, 17, and 7 investments, respectively, totaling approximately $1,099, $587, and $317, respectively, which was offset by a change in unrealized depreciation on 54, 41, and 11 investments, respectively, totaling approximately $3,661, $1,794, and $424, respectively.

Net realized gain (loss) and net change in unrealized appreciation (depreciation) for the years ended December 31, 2015, 2014 and 2013, were as follows:

	For the years ended December 31,
	2015	2014	2013
Net realized gain (loss) on investments—non-controlled/non-affiliated*	$53	$—	$—
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	(2,562)	(1,207)	(107)

Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$(2,509)	$(1,207)	$(107)

*	Amount was less than one for the year ended December 31, 2013.

Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the years ended December 31, 2015, 2014 and 2013 were as follows:

	For the years ended December 31,
	2015		2014		2013
Type	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)*	Net change in unrealized appreciation (depreciation)
First Lien Debt	$53	$(2,052)	$—	$(963)	$—	$(107)
Second Lien Debt	—	(510)	—	(244)	—	—

Total	$53	$(2,562)	$—	$(1,207)	$—	$(107)

*	Amount was less than one.

Net change in unrealized depreciation in our debt investments for the year ended December 31, 2015 compared to the comparable period in 2014 was primarily due to a widening spread environment during the last six months of the year. Net change in unrealized depreciation in our debt investments for the year ended December 31, 2014 compared to the comparable period in 2013 was also primarily due to a widening spread environment during the last six months of the year.

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

The Borrower Sub closed on September 12, 2013 on the Revolving Credit Facility, which was subsequently amended on July 25, 2014 and further amended on November 13, 2015. The Revolving Credit Facility provides for secured borrowings during the applicable revolving period up to an amount equal to the lesser of $120,000 (the borrowing base as calculated pursuant to the terms of the Revolving Credit Facility) and the amount of net cash proceeds and unpledged capital commitments the Company has received, with an accordion feature that can, subject to certain conditions, increase the aggregate maximum credit commitment up to an amount not to exceed $262,500, subject to restrictions imposed on borrowings under the Investment Company Act and certain restrictions and conditions set forth in the Revolving Credit Facility, including adequate collateral to support such borrowings. The Revolving Credit Facility imposes financial and operating covenants on us and the Borrower Sub that restrict our and its business activities. Continued compliance with these covenants will depend on many factors, some of which are beyond our control.

The Company closed on March 27, 2014 on the Facility, which was subsequently amended on August 22, 2014 and on December 12, 2014. The maximum principal amount of the Facility is $50,000, subject to availability under the Facility, which is based on certain advance rates multiplied by the value of the Company’s portfolio investments net of certain other indebtedness that the Company may incur in accordance with the terms of the Facility. Proceeds of the Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Facility may be increased to $125,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Facility includes a $10,000 limit for swingline loans and a $5,000 limit for letters of credit. Subject to certain exceptions, the Facility is secured by a first-priority security interest in substantially all of the portfolio investments held by the Company and the Company’s unfunded investor equity capital commitments (provided that the amount of unfunded capital commitments ultimately available to the lenders is limited to $34,000). The pledge of unfunded investor equity capital commitments was subject to release upon the earlier of (a) the date eligible investments held by the Company are equal to or greater than $62,500 and the Facility’s borrowing base equity test is satisfied and (b) the date the borrower has received equity capital contributions in an amount equal to $34,000. Such eligible investments and shareholder equity thresholds had been satisfied as of December 31, 2015 and 2014. The Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity, liquidity and interest coverage, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.

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

As of December 31, 2015 and 2014, the Company had $7,404 and $2,548, respectively, in cash and cash equivalents. The facilities of the Company and the Borrower Sub consisted of the following as of December 31, 2015, 2014 and 2013:

	December 31, 2015
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$120,000	$87,194	$32,806	$2,753
Facility	50,000	31,000	19,000	10,526

Total	$170,000	$118,194	$51,806	$13,279

	December 31, 2014
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$140,000	$39,403	$100,597	$2,695
Facility	50,000	41,500	8,500	12,638

Total	$190,000	$80,903	$109,097	$15,333

	December 31, 2013
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$175,000	$25,506	$149,494	$4,710

Total	$175,000	$25,506	$149,494	$4,710

(1)	The unused portion is the amount upon which commitment fees are based.
(2)	Available for borrowing based on the computation of collateral to support the borrowings.

Equity Activity

There were $0 and $110,000 of commitments made to the Company during the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, the Company had $190,077 in total capital commitments from stockholders, of which $53,540 and $98,041, respectively, was unfunded. As of December 31, 2015 and 2014, certain current directors had committed $1,000 in capital commitments to the Company.

Shares issued as of December 31, 2015 and 2014 were 6,864,244 and 4,618,564, respectively.

The following table summarizes activity in the number of shares of our common stock outstanding during the years ended December 31, 2015, 2014 and 2013:

	For the years ended December 31,
	2015	2014	2013
Shares outstanding, beginning of year	4,618,564	2,265,375	100
Common stock issued	2,245,680	2,353,189	2,265,275

Shares outstanding, end of year	6,864,244	4,618,564	2,265,375

Upon the earlier of the August 6, 2018 and the completion of a Qualified IPO by GMS Finance, investors will be released from any further obligation under their capital commitments to purchase additional shares of common stock, subject to certain exceptions contained in their subscription agreements.

Contractual Obligations

A summary of our significant contractual payment obligations was as follows as of December 31, 2015:

Payment Due by Period	Revolving Credit Facility and Facility
Less than 1 Year	$—
1-3 Years	—
3-5 Years	31,000
More than 5 Years	87,194

Total	$118,194

For more information on the Revolving Credit Facility and Facility, see Note 5 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

As of December 31, 2015 and 2014, $87,194 and $39,403, respectively, of secured borrowings were outstanding under the Revolving Credit Facility and $31,000 and $41,500, respectively, were outstanding under the Facility. For the years ended December 31, 2015, 2014 and 2013, we incurred $2,028, $890 and $41, respectively, of interest expense and $389, $442 and $85, respectively, of unused commitment fees.

OFF BALANCE SHEET ARRANGEMENTS

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of December 31, 2015 and 2014 in Part II, Item 8 of this Form 10-K, for any such exposure.

We have in the past and may in the future enter into funding commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.

The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	December 31, 2015	December 31, 2014
Unfunded delayed draw commitments	$2,097	$2,790
Unfunded revolving term loan commitments	737	226

Total unfunded commitments	$2,834	$3,016

DIVIDENDS AND DISTRIBUTIONS TO COMMON STOCKHOLDERS

Dividends and distributions, if any, are paid in cash to common stockholders. The following table summarizes the Company’s dividends declared since inception through March 11, 2016:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount	Annualized Dividend Yield(1)
March 13, 2014	March 31, 2014	April 14, 2014	$0.04	$128	1.12%
June 26, 2014	June 30, 2014	July 14, 2014	$0.12	$383	2.46%
September 12, 2014	September 18, 2014	October 9, 2014	$0.24	$825	5.14%
December 19, 2014	December 29, 2014	January 26, 2015	$0.27	$1,247	6.19%
March 11, 2015	March 13, 2015	April 17, 2015	$0.30	$1,645	6.84%
June 24, 2015	June 30, 2015	July 22, 2015	$0.35	$2,191	7.69%
September 24, 2015	September 24, 2015	October 22, 2015	$0.40	$2,563	8.17%
December 29, 2015	December 29, 2015	January 22, 2016	$0.47	$3,226	9.67%
March 10, 2016	March 14, 2016	April 22, 2016 (2)	$0.44	$3,203	9.66%

(1)	Annualized dividend yield is calculated by dividing the declared dividend by the weighted average of the net asset value at the beginning of the quarter and the capital called during the quarter and annualizing over 4 quarterly periods.
(2)	Payable on or about April 22, 2016.

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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of December 31, 2015 and 2014.

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

Investments in debt securities with sufficient coverage through the enterprise value analysis are generally valued using a discounted cash flow analysis of the underlying security. Projected cash flows in the discounted cash flow typically represent the relevant security’s contractual interest, fees and principal payments plus the assumption of full principal recovery at the investment’s expected maturity date. The discount rate to be used is determined using an average of two market-based methodologies. Investments in debt securities may also be valued using consensus pricing.

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

Use of Estimates

The preparation of consolidated financial statements in Part II, Item 8 of this Form 10-K in conformity with US GAAP requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. It also requires management to exercise judgment in the process of applying the Company’s accounting policies. Assumptions and estimates regarding the valuation of investments and their resulting impact on management fees involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the consolidated financial statements in Part II, Item 8 of this Form 10-K. Actual results could differ from these estimates and such differences could be material.

Investments

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation on investments as presented in the Consolidated Statements of Operations in Part II, Item 8 of this Form 10-K reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

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

Other Income

Other income may include income such as consent, waiver and amendment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees will be amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the Consolidated Statements of Assets and Liabilities in Part II, Item 8 of this Form 10-K.

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

RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

On July 10, 2013, the Company’s Board of Directors, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the Investment Company Act (“Independent Directors”), approved the Investment Advisory Agreement between the Company and the Investment Adviser in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, Section 15(c) of the Investment Company Act. The initial term of the Investment Advisory Agreement is two years from July 10, 2013 and, unless terminated earlier, the Investment Advisory Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the vote of the Board of Directors and by the vote of a majority of the Independent Directors. On March 10, 2016, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the Advisory Agreement for a one year period. The Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party. Subject to the overall supervision of the Board of Directors, the Investment Adviser provides investment advisory services to the Company. For providing these services, the Investment Adviser receives management fees from the Company.

The management fees are calculated and payable quarterly in arrears at an annual rate of 0.25% of the average value of the gross assets of the Company at the end of the two most recently completed fiscal quarters, excluding any cash and cash equivalents and including assets acquired with leverage from use of the Revolving Credit Facility and Facility (see Note 5, “Borrowings” in Part II, Item 8 of this Form 10-K). For purposes of this calculation, cash and cash equivalents include any temporary investments in cash-equivalents, U.S. government securities and other high quality investment grade debt investments that mature in 12 months or less from the date of investment. The management fee for any partial quarter is prorated. As such, management fees for the year ended December 31, 2013 were calculated commencing after August 7, 2013, the date the Company first called capital from investors.

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

The initial term of the Administration Agreement is two years from July 10, 2013 and, unless terminated earlier, the Administration Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by a majority vote of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. On March 10, 2016, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the Administration Agreement for a one year period. The Administration Agreement may not be assigned by a party without the consent of the other party and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party.

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

Board of Directors

As of December 31, 2015, NFIC’s Board of Directors consists of five members, three of whom are Independent Directors. On July 10, 2013, the Board of Directors also established an Audit Committee consisting of its Independent Directors, and may establish additional committees in the future.

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

Interest Rate Risk

During the years ended December 31, 2015 and 2014, a majority of the investments held in the Company’s portfolio had floating interest rates. Interest rates on the investments held within the Company’s portfolio of investments are typically based on floating LIBOR, with many of these investments also having a LIBOR floor. Additionally, the Company’s credit facilities are also subject to floating interest rates and are currently paid based on floating LIBOR rates.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.

The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from the Company’s settled portfolio of investments held as of December 31, 2015 and 2014. These hypothetical calculations are based on a model of the settled investments in our portfolio, held as of December 31, 2015 and 2014, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings as of December 31, 2015 and 2014, and based on the terms of the Company’s credit facilities. Interest expense on the Company’s credit facilities is calculated using the interest rate as of December 31, 2015 and 2014, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.

The Company regularly measures exposure to interest rate risk. The Company assesses interest rate risk and manages interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2015 and 2014, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled investments (considering interest rate floors for variable rate instruments) and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	As of December 31, 2015			As of December 31, 2014
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$6,470	$(3,546)	$2,924	$3,798	$(2,427)	$1,371
Up 200 basis points	$3,999	$(2,364)	$1,635	$2,121	$(1,618)	$503
Up 100 basis points	$1,528	$(1,182)	$346	$445	$(809)	$(364)
Down 100 basis points	$—	$508	$508	$(50)	$139	$89
Down 200 basis points	$—	$508	$508	$(99)	$139	$40
Down 300 basis points	$—	$508	$508	$(149)	$139	$(10)

Item 8. Financial Statements and Supplementary Data

NF INVESTMENT CORP.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

NF Investment Corp.

We have audited the accompanying consolidated statements of assets and liabilities of NF Investment Corp. (the “Company”), including the consolidated schedules of investments, as of December 31, 2015 and 2014, and the related consolidated statements of operations, cash flows and changes in net assets for the years ended December 31, 2015, 2014 and 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2015 by correspondence with the custodian and debt agents. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NF Investment Corp. at December 31, 2015 and 2014 and the consolidated results of its operations, its cash flows, and the changes in its net assets for the years ended December 31, 2015, 2014 and 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, NY

March 11, 2016

NF INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(dollar amounts in thousands, except per share data)

	December 31, 2015	December 31, 2014
ASSETS
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $248,159 and $183,390, respectively)	$244,283	$182,076
Cash and cash equivalents	7,404	2,548
Deferred financing costs	1,510	1,981
Interest receivable	789	422
Prepaid expenses and other assets	14	18

Total assets	$254,000	$187,045

LIABILITIES
Payable for investments purchased	$—	$14,718
Secured borrowings (Note 5)	118,194	80,903
Due to Investment Adviser	35	12
Interest and credit facility fees payable (Note 5)	497	338
Management fees payable (Note 4)	151	171
Dividend payable (Note 7)	3,226	1,247
Administrative service fees payable (Note 4)	35	25
Other accrued expenses and liabilities	343	322

Total liabilities	122,481	97,736

Commitments and contingencies (Notes 6 and 9)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 6,864,244 shares and 4,618,564 shares, respectively, issued and outstanding	69	46
Paid-in capital in excess of par value	135,956	91,478
Offering costs	(45)	(45)
Accumulated net investment income (loss), net of cumulative dividends of $12,208 and $2,583, respectively	(638)	(856)
Accumulated net realized gain (loss)	53	—
Accumulated net unrealized appreciation (depreciation)	(3,876)	(1,314)

Total net assets	$131,519	$89,309

NET ASSETS PER SHARE	$19.16	$19.34

The accompanying notes are an integral part of these consolidated financial statements.

NF INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollar amounts in thousands, except per share data)

	For the years ended December 31,
	2015	2014	2013
Investment income:
Interest income from non- controlled/non-affiliated investments	$14,842	$6,264	$710

Total investment income	14,842	6,264	710

Expenses:
Management fees (Note 4)	547	268	27
Organization expenses	—	—	618
Professional fees	606	819	590
Administrative service fees (Note 4)	182	155	74
Interest expense (Note 5)	2,028	890	41
Credit facility fees (Note 5)	986	1,272	214
Directors’ fees and expenses	243	262	154
Transfer agency fees	26	30	16
Other general and administrative	381	240	89

Total expenses	4,999	3,936	1,823

Net investment income (loss)	9,843	2,328	(1,113)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments:
Net realized gain (loss) on investments—non-controlled/non-affiliated*	53	—	—
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	(2,562)	(1,207)	(107)

Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(2,509)	(1,207)	(107)

Net increase (decrease) in net assets resulting from operations	$7,334	$1,121	$(1,220)

Basic and diluted earnings per common share (Note 7)	$1.23	$0.35	$(2.00)

Weighted-average shares of common stock outstanding—Basic and Diluted (Note 7)	5,980,331	3,225,083	609,150

Dividends declared per common share (Note 7)	$1.52	$0.67	$—

*	Amount was less than one for the year ended December 31, 2013.

The accompanying notes are an integral part of these consolidated financial statements.

NF INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(dollar amounts in thousands)

	For the years ended December 31,
	2015	2014	2013
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$9,843	$2,328	$(1,113)
Net realized gain (loss) on investments— non-controlled/non-affiliated *	53	—	—
Net change in unrealized appreciation (depreciation) on investments— non-controlled/non-affiliated	(2,562)	(1,207)	(107)

Net increase (decrease) in net assets resulting from operations	7,334	1,121	(1,220)

Capital transactions:
Common stock issued	44,501	46,834	45,200
Dividends declared (Note 10)	(9,625)	(2,583)	—
Less: offering costs	—	—	(45)

Net increase (decrease) in net assets resulting from capital share transactions	34,876	44,251	45,155

Net increase (decrease) in net assets	42,210	45,372	43,935

Net assets at beginning of year	89,309	43,937	2

Net assets at end of year	$131,519	$89,309	$43,937

*	Amount was less than one for the year ended December 31, 2013.

The accompanying notes are an integral part of these consolidated financial statements.

NF INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

	For the years ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$7,334	$1,121	$(1,220)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	531	764	109
Net accretion of discount on securities	(676)	(274)	(15)
Net realized (gain) loss on investments—non-controlled/non-affiliated*	(53)	—	—
Net change in unrealized (appreciation) depreciation on investments—non-controlled/non-affiliated	2,562	1,207	107
Cost of investments purchased and change in payable for investments purchased	(121,020)	(126,824)	(56,515)
Proceeds from repayments of investments	42,262	14,910	46
Changes in operating assets:
Interest receivable	(367)	(225)	(197)
Prepaid expenses and other assets	4	5	(23)
Changes in operating liabilities:
Due to Investment Adviser	23	(592)	604
Interest and credit facility fees payable	159	192	146
Management fees payable	(20)	144	27
Administrative service fees payable	10	(49)	74
Other accrued expenses and liabilities	21	7	315

Net cash provided by (used in) operating activities	(69,230)	(109,614)	(56,542)

Cash flows from financing activities:
Proceeds from issuance of common stock	44,501	46,834	45,200
Borrowings on Revolving Credit Facility and Facility	112,200	67,000	25,506
Repayments of Revolving Credit Facility and Facility	(74,909)	(11,603)	—
Debt issuance costs paid	(60)	(952)	(1,902)
Dividends paid in cash	(7,646)	(1,336)	—
Offering costs from issuance of common stock	—	—	(45)

Net cash provided by (used in) financing activities	74,086	99,943	68,759

Net increase (decrease) in cash and cash equivalents	4,856	(9,671)	12,217
Cash and cash equivalents, beginning of year	2,548	12,219	2

Cash and cash equivalents, end of year	$7,404	$2,548	$12,219

Supplemental disclosures:
Interest paid during the year	$1,841	$700	$—
Dividends declared during the year	$9,625	$2,583	$—
Financing costs due to Investment Adviser	$—	$—	$138

*	Amount was less than one for the year ended December 31 2013

The accompanying notes are an integral part of these consolidated financial statements.

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2015

(dollar amounts in thousands)

Investments—non-controlled/non- affiliated (1)	Industry	Interest Rate	Maturity Date	Acquisition Date	Par Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (90.62%)
Access CIG, LLC (2) (3) (5)	Business Services	6.00%	10/17/2021	10/16/2014	$6,141	$6,095	$6,064	4.61%
AF Borrower LLC (Accuvant) (2) (3) (4)	High Tech Industries	6.25	1/28/2022	12/15/2014	4,069	4,014	3,957	3.01
Alpha Packaging Holdings, Inc. (2) (3) (4)	Containers, Packaging & Glass	5.25	5/12/2020	5/9/2014	3,803	3,800	3,727	2.83
Anaren, Inc. (2) (3) (4)	Telecommunications	5.50	2/18/2021	2/18/2014	3,203	3,178	3,138	2.39
APX Group, Inc. (5) (8)	Consumer Services	6.38	12/1/2019	10/15/2014	2,500	2,437	2,394	1.82
Aquilex LLC (2) (3) (4)	Environmental Industries	5.00	12/31/2020	12/20/2013	3,430	3,426	3,328	2.53
Audax AAMP Holdings , Inc. (2) (3) (4)	Durable Consumer Goods	6.50	6/24/2017	5/22/2015	2,699	2,682	2,665	2.03
Blue Bird Body Company (2) (3) (4)(8)	Transportation: Consumer	6.50	6/27/2020	7/22/2014	3,164	3,037	3,120	2.37
Brooks Equipment Company, LLC (2) (3) (4)	Construction & Building	6.35	8/29/2020	8/29/2014	1,802	1,790	1,774	1.35
Capstone Logistics Acquisition, Inc. (2) (3) (4)	Transportation: Cargo	5.50	10/7/2021	10/3/2014	4,938	4,896	4,783	3.64
Captive Resources Midco LLC (2) (3)(4) (10)	Banking, Finance, Insurance & Real Estate	6.75	6/30/2020	6/30/2015	4,193	4,127	4,128	3.14
Castle Management Borrower LLC (Highgate Hotels L.P.) (2) (3) (4)	Hotel, Gaming & Leisure	5.50	9/18/2020	10/10/2014	2,470	2,452	2,384	1.81
Central Security Group, Inc.(2) (3) (4)	Consumer Services	6.25	10/6/2020	10/3/2014	4,950	4,889	4,777	3.63
Colony Hardware Corporation (2) (3) (5)	Construction & Building	7.00	10/23/2021	10/23/2015	2,000	1,968	1,979	1.50
CRCI Holdings, Inc. (CLEAResult Consulting, Inc.) (2) (3) (4)	Utilities: Electric	5.25	7/10/2019	7/29/2014	1,970	1,964	1,901	1.44
Dent Wizard International Corporation (2) (3) (4)	Automotive	5.75	4/7/2020	4/28/2015	3,651	3,631	3,549	2.70
Emerging Markets Communications LLC(2) (3) (4)	Telecommunications	6.75	7/1/2021	7/9/2015	1,990	1,803	1,876	1.43
EP Minerals, LLC (2) (3) (4)	Metals & Mining	5.50	8/20/2020	8/20/2014	3,456	3,443	3,389	2.58
FCX Holdings Corp. (2) (3) (4)	Capital Equipment	5.50	8/4/2020	8/4/2014	3,743	3,741	3,674	2.79
Genex Holdings, Inc. (2) (3) (4)	Banking, Finance, Insurance & Real Estate	5.25	5/30/2021	5/22/2014	2,652	2,641	2,602	1.98
Green Energy Partners/Stonewall LLC (2) (3) (5)	Energy: Electricity	6.50	11/13/2021	11/12/2014	3,400	3,370	3,350	2.54
Hummel Station LLC (2) (3) (5)	Energy: Electricity	7.00	10/27/2022	10/26/2015	4,000	3,843	3,915	2.98
Indra Holdings Corp. (Totes Isotoner) (2) (3) (5)	Non-durable Consumer Goods	5.25	5/1/2021	4/29/2014	4,762	4,724	4,606	3.50
International Medical Group, Inc. (2) (3) (5)(9)	Banking, Finance, Insurance & Real Estate	5.75	10/30/2020	10/30/2015	5,000	4,903	5,046	3.84
Integro Parent Inc(2) (3) (4)	Banking, Finance, Insurance & Real Estate	6.75	10/30/2022	10/9/2015	5,000	4,815	4,839	3.68
InterWrap Corp. (Canada) (2) (3) (4) (8)	Construction & Building	5.25	11/1/2018	10/31/2013	1,910	1,900	1,877	1.43
Jackson Hewitt Inc. (2) (3) (4)	Retail	8.00	7/30/2020	7/24/2015	2,200	2,159	2,170	1.65
Language Line LLC (2) (3) (4)	Telecommunications	6.50	7/7/2021	7/1/2015	4,779	4,735	4,739	3.60
Miller Heiman, Inc. (2) (3) (4)	Business Services	6.75	9/30/2019	10/1/2013	6,562	6,497	5,810	4.42
Ministry Brands, LLC (2) (3) (11) (14)	High Tech Industries	8.00	11/20/2021	11/20/2015	3,742	3,703	3,607	2.74
Ministry Brands, LLC (2) (3) (9) (15)	High Tech Industries	8.00	11/20/2021	11/20/2015	919	905	915	0.70
MSX International, Inc. (2) (3) (4)	Automotive	6.00	8/21/2020	8/18/2014	2,085	2,069	2,023	1.54
National Technical Systems, Inc.(2) (3) (12)	Aerospace & Defense	7.00	6/12/2021	6/12/2015	5,985	5,909	5,751	4.37
NES Global Talent Finance US LLC (United Kingdom) (2) (3) (4) (8)	Energy: Oil & Gas	6.50	10/3/2019	10/2/2013	3,325	3,280	3,172	2.41
Paradigm Acquisition Corp. (2) (3) (5)	Business Services	6.00	6/2/2022	6/2/2015	4,378	4,316	4,285	3.26
Pelican Products, Inc. (2) (3) (4)	Containers, Packaging & Glass	5.25	4/11/2020	4/8/2014	2,990	2,979	2,848	2.16
Phillips-Medisize Corporation (2) (3) (4)	Chemicals, Plastics & Rubber	4.75	6/16/2021	6/13/2014	2,463	2,442	2,392	1.82

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2015

(dollar amounts in thousands)

Investments—non-controlled/non- affiliated (1)	Industry	Interest Rate	Maturity Date	Acquisition Date	Par Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (90.62%)
Plano Molding Company, LLC (2) (3) (5)	Hotel, Gaming & Leisure	7.00%	5/12/2021	5/1/2015	$4,378	$4,340	$4,240	3.22%
Product Quest Manufacturing LLC (2) (3) (4) (9)	Containers, Packaging & Glass	6.75	9/9/2020	9/9/2015	5,000	4,907	4,966	3.78
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2) (3) (5)	Wholesale	5.50	1/28/2020	1/24/2014	4,315	4,286	3,850	2.93
PSC Industrial Holdings Corp.(2) (3) (4)	Environmental Industries	5.75	12/5/2020	12/5/2014	2,970	2,945	2,906	2.21
PSI Services LLC(2) (3) (4) (9)	Business Services	8.00	2/27/2021	2/27/2015	4,600	4,482	4,691	3.57
RCHP, Inc. (Regionalcare) (2) (3) (4)	Healthcare & Pharmaceuticals	6.00	4/23/2019	4/21/2014	6,537	6,489	6,406	4.87
SolAero Technologies Corp. (2) (3) (4)	Telecommunications	5.75	12/10/2020	12/9/2014	3,609	3,582	3,504	2.66
SolAero Technologies Corp. (2) (3) (5)	Telecommunications	6.25	12/10/2020	5/1/2015	3,002	2,976	2,931	2.23
Synarc -Biocore Holdings, LLC (2) (3) (4)	Healthcare & Pharmaceuticals	5.50	3/10/2021	3/6/2014	4,421	4,387	4,200	3.19
Systems Maintenance Services Holding, Inc. (2) (3) (4)	High Tech Industries	5.00	10/18/2019	10/18/2013	3,197	3,189	3,142	2.39
TASC, Inc. (2) (3) (4) (8)	Aerospace & Defense	7.00	5/23/2020	12/17/2014	4,588	4,428	4,479	3.41
Teaching Strategies, LLC (2) (3) (4)	Media: Advertising, Printing & Publishing	6.00	10/1/2019	2/5/2015	4,681	4,665	4,645	3.53
The Hygenic Corporation (Performance Health) (2) (3) (4)	Non-durable Consumer Goods	6.00	10/11/2020	2/27/2015	3,980	3,930	3,842	2.92
The SI Organization, Inc (2) (3) (4)	Aerospace & Defense	5.75	11/23/2019	5/16/2014	4,389	4,358	4,362	3.32
The Topps Company, Inc.(2) (3) (4)	Non-durable Consumer Goods	7.25	10/2/2018	10/1/2013	3,988	3,964	3,988	3.03
Transilwrap Company, Inc. (2) (3) (4)	Chemicals, Plastics & Rubber	5.00	11/22/2019	10/20/2013	4,879	4,872	4,783	3.64
U.S. Farathane, LLC (2) (3) (4)	Automotive	6.75	12/23/2021	2/6/2015	3,183	3,126	3,135	2.38
Vetcor Professional Practices LLC (2) (3) (4) (13)	Consumer Services	7.00	4/20/2021	5/19/2015	2,111	2,092	2,101	1.60
Violin Finco S.A.R.L. (Alexander Mann Solutions) (United Kingdom) (2) (3) (4) (8)	Business Services	5.75	12/20/2019	12/18/2013	3,151	3,129	3,147	2.39
Vistage Worldwide Inc. (2) (3) (4)	Business Services	6.50	8/19/2021	8/13/2015	4,969	4,922	4,918	3.74
Vitera Healthcare Solutions LLC. (2) (3) (5)	Healthcare & Pharmaceuticals	6.00	11/4/2020	11/1/2013	3,303	3,279	3,187	2.42
W/S Packaging Group, Inc. (2) (3) (4)	Containers, Packaging & Glass	5.00	8/9/2019	8/8/2013	4,091	4,080	3,996	3.04
Watchfire Enterprises, Inc(2) (3) (4)	Media: Advertising, Printing & Publishing	5.00	10/2/2020	10/2/2013	3,421	3,412	3,348	2.55
Zest Holdings, LLC (2) (3) (4)	Durable Consumer Goods	5.00	8/16/2020	8/18/2014	4,091	4,091	4,050	3.08

First Lien Debt Total						$224,494	$221,371	168.32%

Second Lien Debt (9.38%)
AF Borrower LLC (Accuvant) (2) (3) (5)	High Tech Industries	10.00%	1/30/2023	12/15/2014	$2,000	$1,982	$1,917	1.46%
Allied Security Holdings LLC. (2) (3) (5)	Business Services	8.00	8/13/2021	9/25/2014	2,000	1,987	1,865	1.42
AmeriLife Group, LLC (2) (3) (5)	Banking, Finance, Insurance & Real Estate	9.75	1/10/2023	7/9/2015	2,000	1,962	1,960	1.49
Argon Medical Devices Inc. (2) (3) (4)	Healthcare & Pharmaceuticals	12.00	6/23/2022	12/23/2015	1,000	971	973	0.74
Berlin Packaging L.L.C (2) (3) (5)	Containers, Packaging & Glass	7.75	10/1/2022	9/24/2014	1,800	1,788	1,701	1.29
Charter NEX US Holdings Inc. (2) (3) (5)	Chemicals, Plastics & Rubber	9.25	2/5/2023	1/30/2015	2,000	1,973	1,892	1.44
Creganna Finance (US) LLC (Ireland) (2) (3) (5) (8)	Healthcare & Pharmaceuticals	9.00	6/1/2022	11/20/2014	2,100	2,082	2,066	1.57
DiversiTech Corporation (2) (3) (5)	Capital Equipment	9.00	11/19/2022	5/19/2015	1,600	1,580	1,549	1.18
Genex Holdings, Inc. (2) (3) (4)	Banking, Finance, Insurance & Real Estate	8.75	5/30/2022	12/1/2014	1,000	988	925	0.70
Genoa, a QoL Healthcare Company, LLC (2) (3) (5)	Retail	8.75	4/28/2023	4/21/2015	2,100	2,080	2,020	1.54

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2015

(dollar amounts in thousands)

Investments—non-controlled/non- affiliated (1)	Industry	Interest Rate	Maturity Date	Acquisition Date	Par Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
Jazz Acquisition, Inc. (Wencor) (2) (3) (5)	Aerospace & Defense	7.75	6/19/2022	6/25/2014	800	796	688	0.52
MRI Software LLC (2) (3) (4)	Software	9.00	6/23/2022	6/19/2015	1,250	1,233	1,210	0.92
Phillips-Medisize Corporation (2) (3) (5)	Chemicals, Plastics & Rubber	8.25	6/16/2022	6/13/2014	1,500	1,488	1,410	1.07
Prime Security Services Borrower, LLC (Protection One Inc.) (2) (3) (5)	Consumer Services	9.75	7/1/2022	6/19/2015	1,300	1,282	1,217	0.93
TASC, Inc. (4) (8)	Aerospace & Defense	12.00	5/23/2021	12/17/2014	1,500	1,473	1,519	1.15

Second Lien Debt Total						$23,665	$22,912	17.42%

Total Investments—non-controlled/non-affiliated						$248,159	$244,283	185.74%

(1)	Unless otherwise indicated, issuers of debt investments held by NF Investment Corp. (“NFIC” or the “Company”) are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2015, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2015, the Company is not an “affiliated person” of any of these portfolio companies.
(2)	Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), which generally resets quarterly. For each such loan, the Company has provided the interest rate in effect as of December 31, 2015.
(3)	Loan includes interest rate floor feature.
(4)	Denotes that all or a portion of the assets are owned by the Company’s wholly owned subsidiary, NFIC SPV LLC (the “Borrower Sub”). The Borrower Sub has entered into a senior secured revolving credit facility (as amended, the “Revolving Credit Facility”). The lenders of the Revolving Credit Facility have a first lien security interest in substantially all of the assets of the Borrower Sub (see Note 5, Borrowings). Accordingly, such assets are not available to creditors of the Company.
(5)	Denotes that all or a portion of the assets are owned by the Company. The Company has entered into a senior secured revolving credit facility (as amended, the “Facility”). The lender of the Facility has a first lien security interest in substantially all of the portfolio investments held by the Company (see Note 5, Borrowings). Accordingly, such assets are not available to creditors of the Borrower Sub.
(6)	Amortized cost represents original cost, including origination fees, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.
(7)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Notes 2 and 3), pursuant to the Company’s valuation policies.
(8)	The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(9)	In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders. Pursuant to the agreement among lenders, this investment represents a “last out” first lien loan, which has a secondary priority behind the “first out” first lien loan with respect to principal, interest and other payments.
(10)	Captive Resources Midco, LLC has an undrawn delayed draw term loan of $446 par value at LIBOR + 5.75%, 1.00% floor, and an undrawn revolver of $268 par value at LIBOR +5.75%, 1.00% floor. An unused rate of 1.25% and 0.50% is charged on the delayed draw term loan and revolver principal, respectively, while undrawn. The delayed draw term loan and revolver are both owned by the company as indicated in note 5 above.
(11)	The Company receives less than the stated interest rate of this loan as a result of an agreement among lenders. Pursuant to the agreement among lenders, this investment represents a “first out” first lien loan, which has first priority ahead of the “last out” first lien loan with respect to principal, interest and other payments.
(12)	National Technical Systems, Inc. has an undrawn delayed draw term loan of $1,031 par value at LIBOR + 6.00%, 1.00% floor, and an undrawn revolver of $469 par value at LIBOR + 6.00%, 1.00% floor. An unused rate of 1.00% and 0.50% is charged on the delayed draw term loan and revolver principal, respectively, while undrawn. The delayed draw term loan and revolver are both owned by the Company as indicated in note 5 above. The term loan of $5,985 par value is owned by the Borrower Sub as indicated in note 4 above.
(13)	Vetcor Professional Practices LLC has an undrawn delayed draw term loan of $281 par value at LIBOR + 6.00%, 1.00% floor. An unused rate of 1.00% is charged on the principal while undrawn. The delayed draw term loan of $519 par value is owned by the Company as indicated in note 5 above. The term loan of $1,592 par value is owned by the Borrower Sub as indicated in note 4 above.

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2015

(dollar amounts in thousands)

(14)	Ministry Brands, LLC has an undrawn first out delayed draw term loan of $258 par value at LIBOR + 7.00%, 1.00% floor. An unused rate of 1.00% is charged on the delayed draw term loan principal while undrawn. The first out delayed draw term loan of $942 par value is owned by the Company as indicated in note 5 above. The first out term loan of $2,800 par value is owned by the Borrower Sub as indicated in note 4 above.
(15)	Ministry Brands, LLC has an undrawn last out delayed draw term loan of $81 par value at LIBOR + 7.00%, 1.00% floor. An unused rate of 1.00% is charged on the delayed draw term loan principal while undrawn. The last out delayed draw term loan of $294 par value and last out term loan of $625 par value are both owned by the Company as indicated in note 5 above.

As of December 31, 2015, investments—non-controlled/non-affiliated, at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$224,494	$221,371	90.62%
Second Lien Debt	23,665	22,912	9.38

Total	$248,159	$244,283	100.00%

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2015

(dollar amounts in thousands)

The industrial composition of investments—non-controlled/non-affiliated at fair value as of December 31, 2015 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$16,964	$16,799	6.88%
Automotive	8,826	8,707	3.56
Banking, Finance, Insurance & Real Estate	19,436	19,500	7.98
Business Services	31,428	30,780	12.60
Capital Equipment	5,321	5,223	2.14
Chemicals, Plastics & Rubber	10,775	10,477	4.29
Construction & Building	5,658	5,630	2.30
Consumer Services	10,700	10,489	4.29
Containers, Packaging & Glass	17,554	17,238	7.06
Durable Consumer Goods	6,773	6,715	2.75
Energy: Electricity	7,213	7,265	2.97
Energy: Oil & Gas	3,280	3,172	1.30
Environmental Industries	6,371	6,234	2.55
Healthcare & Pharmaceuticals	17,208	16,832	6.89
High Tech Industries	13,793	13,538	5.54
Hotel, Gaming & Leisure	6,792	6,624	2.71
Media: Advertising, Printing & Publishing	8,077	7,993	3.27
Metals & Mining	3,443	3,389	1.39
Non-durable Consumer Goods	12,618	12,436	5.09
Retail	4,239	4,190	1.71
Software	1,233	1,210	0.50
Telecommunications	16,274	16,188	6.63
Transportation: Cargo	4,896	4,783	1.96
Transportation: Consumer	3,037	3,120	1.28
Utilities: Electric	1,964	1,901	0.78
Wholesale	4,286	3,850	1.58

Total	$248,159	$244,283	100.00%

The geographical composition of investments—non-controlled/non-affiliated at fair value as of December 31, 2015 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Canada	$1,900	$1,877	0.77%
Ireland	2,082	2,066	0.84%
United Kingdom	6,409	6,319	2.59%
United States	237,768	234,021	95.80%

Total	$248,159	$244,283	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2014

(dollar amounts in thousands)

Investments—non-controlled/non- affiliated (1)	Industry	Interest Rate	Maturity Date	Acquisition Date	Par Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (93.23%)
Access CIG, LLC (2) (3) (5)	Business Services	6.00%	10/17/2021	10/16/2014	$5,000	$4,952	$4,955	5.55%
Accuvant Finance LLC (2) (3) (5)	High Tech Industries	7.00	10/22/2020	4/22/2014	1,957	1,942	1,957	2.19
AF Borrower LLC (Accuvant) (2) (3) (5)	High Tech Industries	6.25	1/28/2022	12/15/2014	3,000	2,940	2,960	3.31
Alpha Packaging Holdings, Inc. (2) (3) (5)	Containers, Packaging & Glass	5.25	5/12/2020	5/9/2014	3,856	3,852	3,767	4.22
American Tire Distributors, Inc. (2) (3) (5)	Automotive	5.75	6/1/2018	6/12/2014	1,064	1,064	1,039	1.16
Anaren, Inc. (2) (3) (4)	Telecommunications	5.50	2/18/2021	2/18/2014	3,353	3,324	3,314	3.71
APX Group, Inc. (5) (8)	Consumer Services	6.38	12/1/2019	10/15/2014	2,500	2,422	2,394	2.68
Aquilex LLC (2) (3) (4)	Environmental Industries	5.00	12/31/2020	12/20/2013	3,465	3,460	3,410	3.82
Ascensus, Inc. (2) (3) (4)	Banking, Finance, Insurance & Real Estate	5.00	12/2/2019	12/2/2013	5,940	5,916	5,871	6.57
Blue Bird Body Company (2) (3) (5) (8)	Transportation: Consumer	6.50	6/27/2020	7/22/2014	3,750	3,573	3,647	4.08
Brooks Equipment Company, LLC (2) (3) (5)	Construction & Building	6.75	8/29/2020	8/29/2014	1,972	1,957	1,942	2.17
Capstone Logistics Acquisition, Inc. (2) (3) (5)	Transportation: Cargo	5.50	10/7/2021	10/3/2014	4,988	4,939	4,869	5.45
Castle Management Borrower LLC (Highgate Hotels L.P.) (2) (3) (5) (12)	Hotel, Gaming & Leisure	5.50	9/18/2020	10/10/2014	2,195	2,173	2,152	2.41
Central Security Group, Inc. (2) (3) (5)	Consumer Services	6.25	10/6/2020	10/3/2014	5,000	4,928	4,956	5.55
Consolidated Aerospace Manufacturing, LLC (2) (3) (4)	Aerospace & Defense	5.00	3/27/2020	2/28/2014	1,963	1,957	1,912	2.14
CRCI Holdings, Inc. (CLEAResult Consulting, Inc.) (2) (3) (5)	Utilities: Electric	5.25	7/10/2019	7/29/2014	1,990	1,982	1,948	2.18
DTZ U.S. Borrower, LLC (2) (3) (4)	Construction & Building	5.50	11/5/2021	10/28/2014	3,500	3,449	3,430	3.84
EP Minerals, LLC (2) (3) (5)	Metals & Mining	5.50	8/20/2020	8/20/2014	3,491	3,475	3,433	3.84
FCX Holdings Corp. (2) (3) (5)	Capital Equipment	5.50	8/4/2020	8/4/2014	3,781	3,778	3,704	4.15
Genex Holdings, Inc. (2) (3) (5)	Banking, Finance, Insurance & Real Estate	5.25	5/30/2021	5/22/2014	2,679	2,667	2,642	2.96
Green Energy Partners/Stonewall LLC (2) (3) (5) (13)	Energy: Electricity	6.50	11/13/2021	11/12/2014	1,700	1,666	1,708	1.91
Hercules Achievement, Inc. (Varsity Brands Holding Co., Inc.) (2) (3) (5)	Durable Consumer Goods	6.00	12/11/2021	12/10/2014	5,000	4,951	4,955	5.55
Indra Holdings Corp. (Totes Isotoner) (2) (3) (5)	Non-durable Consumer Goods	5.25	5/1/2021	4/29/2014	4,975	4,930	4,900	5.49
InterWrap Corp. (Canada) (2) (3) (4) (8)	Construction & Building	5.25	11/1/2018	10/31/2013	1,949	1,936	1,909	2.14
Miller Heiman, Inc. (2) (3) (11)	Business Services	6.75	9/30/2019	10/1/2013	6,735	6,653	6,604	7.40
MSX International, Inc. (2) (3) (5)	Automotive	6.00	8/21/2020	8/18/2014	2,453	2,430	2,423	2.71
National Technical Systems, Inc.(2) (3) (4) (9)	Aerospace & Defense	6.75	11/22/2018	11/22/2013	4,146	4,112	4,120	4.61
NES Global Talent Finance US LLC (United Kingdom) (2) (3) (4) (8)	Energy: Oil & Gas	6.50	10/3/2019	10/2/2013	3,413	3,357	3,412	3.82
Novetta, LLC (2) (3) (5)	Aerospace & Defense	6.00	10/2/2020	11/19/2014	2,524	2,501	2,482	2.78
Pelican Products, Inc. (2) (3) (5)	Containers, Packaging & Glass	5.25	4/11/2020	4/8/2014	3,021	3,007	2,964	3.32
Phillips-Medisize Corporation (2) (3) (5)	Chemicals, Plastics & Rubber	4.75	6/16/2021	6/13/2014	2,488	2,477	2,430	2.72
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2) (3) (4)	Wholesale	5.50	1/28/2020	1/24/2014	4,360	4,324	4,257	4.77
PSC Industrial Holdings Corp. (2) (3) (4)	Environmental Industries	7.00	12/5/2020	12/5/2014	3,000	2,971	2,955	3.31
QoL Meds, LLC (2) (3) (4)	Retail	5.50	7/15/2020	7/14/2014	2,713	2,700	2,664	2.98
RCHP, Inc. (Regionalcare) (2) (3) (5)	Healthcare & Pharmaceuticals	6.00	4/23/2019	4/21/2014	6,597	6,537	6,543	7.33
SolAero Technologies Corp. (2) (3) (5)	Telecommunications	5.75	12/10/2020	12/9/2014	3,750	3,717	3,645	4.08
Sterling Infosystems, Inc. (2) (3) (4)	Business Services	5.50	5/13/2021	5/12/2014	2,985	2,972	2,965	3.32

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2014

(dollar amounts in thousands)

Investments—non-controlled/non- affiliated (1)	Industry	Interest Rate	Maturity Date	Acquisition Date	Par Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (93.23%) (continued)
Synarc-Biocore Holdings, LLC (2) (3) (4)	Healthcare & Pharmaceuticals	5.50%	3/10/2021	3/6/2014	$4,466	$4,427	$4,318	4.84%
System Maintenance Services Holding, Inc. (2) (3) (4)	High Tech Industries	5.00	10/18/2019	10/18/2013	3,230	3,220	3,165	3.54
The SI Organization, Inc.(2) (3) (4)	Aerospace & Defense	5.75	11/23/2019	5/16/2014	4,686	4,644	4,733	5.30
TASC, Inc. (2) (3) (5) (8)	Aerospace & Defense	7.00	5/23/2020	12/17/2014	5,000	4,800	4,900	5.49
The Topps Company, Inc. (2) (3) (4)	Non-durable Consumer Goods	7.25	10/2/2018	10/1/2013	4,029	3,998	3,977	4.45
Transilwrap Company, Inc. (2) (3) (10)	Chemicals, Plastics & Rubber	5.00	11/22/2019	10/20/2013	4,928	4,921	4,809	5.39
Violin Finco S.A.R.L. (Alexander Mann Solutions) (United Kingdom) (2) (3) (4) (8)	Business Services	5.75	12/20/2019	12/18/2013	3,465	3,437	3,465	3.88
Vitera Healthcare Solutions, LLC (2) (3) (4)	Healthcare & Pharmaceuticals	6.00	11/4/2020	11/1/2013	3,337	3,309	3,312	3.71
W/S Packaging Group, Inc. (2) (3) (4)	Containers, Packaging & Glass	5.00	8/9/2019	8/8/2013	4,320	4,306	4,224	4.73
Watchfire Enterprises, Inc.(2) (3) (4)	Media: Advertising, Printing & Publishing	5.00	10/2/2020	10/2/2013	3,456	3,445	3,373	3.78
Zest Holdings, LLC (2) (3) (4)	Durable Consumer Goods	5.25	8/16/2020	8/18/2014	4,320	4,320	4,234	4.74

First Lien Debt Total						$170,818	$169,748	190.07%

Second Lien Debt (6.77%)
AF Borrower LLC (Accuvant) (2) (3) (5)	High Tech Industries	10.00	1/30/2023	12/15/2014	$2,000	$1,980	$1,960	2.19%
Allied Security Holdings LLC. (2) (3) (5)	Business Services	8.00	8/13/2021	9/25/2014	2,000	1,985	1,963	2.20
Berlin Packaging L.L.C (2) (3) (5)	Containers, Packaging & Glass	7.75	10/1/2022	9/24/2014	1,800	1,787	1,773	1.99
Creganna Finance (US) LLC (Ireland) (2) (3) (5) (8)	Healthcare & Pharmaceuticals	9.00	6/1/2022	11/20/2014	2,100	2,080	1,994	2.23
Genex Holdings, Inc. (2) (3) (5)	Banking, Finance, Insurance & Real Estate	8.75	5/30/2022	12/1/2014	1,000	987	950	1.06
Jazz Acquisition, Inc. (Wencor) (2) (3) (5)	Aerospace & Defense	7.75	6/19/2022	6/25/2014	800	797	750	0.84
Phillips-Medisize Corporation (2) (3) (5)	Chemicals, Plastics & Rubber	8.25	6/16/2022	6/13/2014	1,500	1,486	1,423	1.59
TASC, Inc. (5) (8)	Aerospace & Defense	12.00	5/23/2021	12/17/2014	1,500	1,470	1,515	1.70

Second Lien Debt Total						$12,572	$12,328	13.80%

Total Investments—non-controlled/non -affiliated						$183,390	$182,076	203.87%

(1)	Unless otherwise indicated, issuers of debt investments held by NFIC are domiciled in the United States. Under the Investment Company Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2014, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2014, the Company is not an “affiliated person” of any of these portfolio companies.
(2)	Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), which generally resets quarterly. For each such loan, the Company has provided the interest rate in effect as of December 31, 2014.
(3)	Loan includes interest rate floor feature.
(4)	Denotes that all or a portion of the assets are owned by the Borrower Sub. The Borrower Sub has entered into the Revolving Credit Facility. The lenders of the Revolving Credit Facility have a first lien security interest in substantially all of the assets of the Borrower Sub (see Note 5, Borrowings). Accordingly, such assets are not available to creditors of the Company.
(5)	Denotes that all or a portion of the assets are owned by the Company. The Company has entered into the Facility. The lender of the Facility has a first lien security interest in substantially all of the portfolio investments held by the Company (see Note 5, Borrowings). Accordingly, such assets are not available to creditors of the Borrower Sub.

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2014

(dollar amounts in thousands)

(6)	Amortized cost represents original cost, including origination fees, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.
(7)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Notes 2 and 3), pursuant to the Company’s valuation policies.
(8)	The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(9)	National Technical Systems, Inc. has an undrawn delayed draw term loan of $790 par value at LIBOR + 5.50%, 1.25% floor, and an undrawn revolver of $226 par value at LIBOR + 5.50%, 1.25% floor. An unused rate of 1.25% and 0.50% is charged on the delayed draw term loan and revolver principal, respectively, while undrawn. The delayed draw term loan and revolver are both owned by the Company.
(10)	Transilwrap Company, Inc. is partially owned by the Company ($598 par value) as indicated in note 5 above with the remaining $4,342 par value owned by the Borrower Sub as indicated in note 4 above.
(11)	Miller Heiman, Inc. is partially owned by the Company ($2,469 par value) as indicated in note 5 above with the remaining $4,266 par value owned by the Borrower Sub as indicated in note 4 above.
(12)	Castle Management Borrower LLC (Highgate Hotels L.P.) has an undrawn delayed draw term loan of $300 par value at LIBOR + 4.50%, 1.00% floor. An unused rate of 1.00% is charged on the principal while undrawn.
(13)	Green Energy Partners/Stonewall LLC has an undrawn delayed draw term loan of $1,700 par value at LIBOR + 5.50%, 1.00% floor. An unused rate of 3.00% is charged on the principal while undrawn.

As of December 31, 2014, investments—non-controlled/non-affiliated, at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$170,818	$169,748	93.23%
Second Lien Debt	12,572	12,328	6.77

Total	$183,390	$182,076	100.00%

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2014

(dollar amounts in thousands)

The industrial composition of investments—non-controlled/non-affiliated at fair value as of December 31, 2014, was as follows:

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

The geographical composition of investments—non-controlled/non-affiliated at fair value as of December 31, 2014, was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Canada	$1,936	$1,909	1.05%
Ireland	2,080	1,994	1.09%
United Kingdom	6,794	6,877	3.78%
United States	172,580	171,296	94.08%

Total	$183,390	$182,076	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

NF INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2015

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

NFIC’s investment objective is to generate current income and capital appreciation primarily through debt investments in U.S. middle market companies, which the Company defines as companies with approximately $10 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”). NFIC seeks to achieve its investment objective by investing primarily in first lien senior secured loans (which may include stand-alone first lien loans; “last out” first lien loans, which are loans that have a secondary priority behind “first out” first lien loans; “unitranche” loans, which are loans that combine features of first lien, second lien or subordinated loans, generally in a first lien position; and secured corporate bonds with features similar to the features of these categories of first lien loans) and second lien senior secured loans (which may include senior secured loans, and, to a lesser extent, secured corporate bonds, with a secondary priority behind first lien loans) (collectively, “Middle Market Senior Loans”), subject to, in the case of second lien senior secured loans, a limit of 10% of NFIC’s total assets. The Middle Market Senior Loans are generally made to private U.S. middle market companies that are, in many cases, controlled by private equity firms. In addition, NFIC may invest up to 10% of its total assets in high yield securities whose risk profile, as determined at the sole discretion of Carlyle GMS Investment Management L.L.C. (the “Investment Adviser”), is similar to or better than the risk profile of Middle Market Senior Loans. NFIC expects that the composition of its portfolio will change over time given the Investment Adviser’s view on, among other things, the economic and credit environment (including with respect to interest rates) in which the Company is operating.

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

NFIC is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. NFIC expects to remain an emerging growth company because it does not intend to pursue an initial public offering.

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

Upon the earlier of August 6, 2018 and the completion of an initial public offering by Carlyle GMS Finance, Inc. (“Carlyle GMS Finance”) (the other BDC managed by the Investment Adviser) that results in an unaffiliated public float of at least 15% of its aggregate capital commitments (a “Qualified IPO”), the Board of Directors (subject to any necessary stockholder approvals and applicable requirements of the Investment Company Act) will use its best efforts to wind down and/or liquidate and dissolve the Company. These efforts may include cash tender offers from time to time as proceeds become available. Refer to sec.gov website for further information on Carlyle GMS Finance.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“US GAAP”). The Company is an investment company for the purposes of accounting and financial reporting in accordance with Accounting Standards Update (“ASU”) 2013-08, Financial Services—Investment Companies (“ASU 2013-08”): Amendments to the Scope, Measurement and Disclosure Requirements. The consolidated financial statements include the accounts of NFIC and its wholly-owned subsidiary, the Borrower Sub. All significant intercompany balances and transactions have been eliminated. US GAAP for an investment company requires investments to be recorded at fair value. The carrying value for all other assets and liabilities approximates their fair value.

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

Revenue Recognition

Interest from Investments and Realized Gain/Loss on Investments

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on debt securities purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including origination fees, adjusted for the accretion of discounts and amortization of premiums, if any. At time of exit, the realized gain or loss on an investment is the difference between the amortized cost at time of exit and the cash received at exit using the specific identification method.

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of December 31, 2015 and 2014 and for the years then ended, no loans in the portfolio contained PIK provisions.

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

Non-Accrual Income

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2015 and 2014 and for the years then ended, no loans in the portfolio were on non-accrual status.

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

Organization and Offering Costs

The Company agreed to reimburse the Investment Adviser for initial organization and offering costs incurred on behalf of NFIC up to $750. As of December 31, 2015 and 2014, $663 of organization and offering costs had been incurred by NFIC since inception. The $663 of incurred organization and offering costs are allocated to all stockholders based on their respective capital commitment and are re-allocated amongst all stockholders at the time of each capital drawdown subsequent to the Initial Closing. The Company’s organization costs incurred are expensed and the offering costs are charged against equity when incurred.

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

In August 2015, the Financial Accounting Standards Board issued ASU 2015-15, Interest—Imputation of Interest (Sub-topic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. In accordance with ASU 2015-15, an entity may defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This guidance is effective for the Company on January 1, 2016 and is not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3. FAIR VALUE MEASUREMENTS

The Company applies fair value accounting in accordance with the terms of Financial Accounting Standards Board ASC Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 defines fair value as the amount that would be exchanged to sell an asset or transfer a liability in an orderly transfer between market participants at the measurement date. The Company values securities/instruments traded in active markets on the measurement date by multiplying the closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Company may also obtain quotes with respect to certain of its investments, such as its securities/instruments traded in active markets and its liquid securities/instruments that are not traded in active markets, from pricing services, brokers, or counterparties (i.e., “consensus pricing”). When doing so, the Company determines whether the quote obtained is sufficient according to US GAAP to determine the fair value of the security. The Company may use the quote obtained or alternative pricing sources may be utilized including valuation techniques typically utilized for illiquid securities/instruments.

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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of December 31, 2015, 2014 and 2013.

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

Transfers between levels, if any, are recognized at the beginning of the year in which the transfers occur. For the years ended December 31, 2015 and 2014, there were no transfers between levels.

The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of December 31, 2015 and 2014:

	December 31, 2015
	Level I	Level II	Level III	Total
Assets
First Lien Debt	$—	$2,394	$218,977	$221,371
Second Lien Debt	—	—	22,912	22,912

Total	$—	$2,394	$241,889	$244,283

	December 31, 2014
	Level I	Level II	Level III	Total
Assets
First Lien Debt	$—	$2,394	$167,354	$169,748
Second Lien Debt	—	—	12,328	12,328

Total	$—	$2,394	$179,682	$182,076

The changes in the Company’s investments at fair value for which the Company has used Level III inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level III investments still held are as follows:

	Financial Assets For the year ended December 31, 2015
	First Lien Debt	Second Lien Debt	Total
Balance, beginning of year	$167,354	$12,328	$179,682
Purchases	95,225	11,077	106,302
Paydowns	(42,262)	—	(42,262)
Accretion of discount	644	17	661
Net realized gains (losses)	53	—	53
Net change in unrealized appreciation (depreciation)	(2,037)	(510)	(2,547)

Balance, end of year	$218,977	$22,912	$241,889

Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of December 31, 2015 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statements of Operations	$(2,206)	$(510)	$(2,716)

	Financial Assets For the year ended December 31, 2014
	First Lien Debt	Second Lien Debt	Total
Balance, beginning of year	$59,868	$—	$59,868
Purchases	123,058	12,571	135,629
Paydowns	(14,910)	—	(14,910)
Accretion of discount	273	1	274
Net change in unrealized appreciation (depreciation)	(935)	(244)	(1,179)

Balance, end of year	$167,354	$12,328	$179,682

Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of December 31, 2014 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statements of Operations	$(816)	$(244)	$(1,060)

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

Investments in debt securities with sufficient coverage through the enterprise value analysis are generally valued using a discounted cash flow analysis of the underlying security. Projected cash flows in the discounted cash flow typically represent the relevant security’s contractual interest, fees and principal payments plus the assumption of full principal recovery at the security’s expected maturity date. The discount rate to be used is determined using an average of two market-based methodologies. Investments in debt securities may also be valued using consensus pricing.

The following tables summarize the quantitative information related to the significant unobservable inputs for Level III instruments which are carried at fair value as of December 31, 2015 and 2014:

	Fair Value as of December 31, 2015	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$164,534	Discounted Cash Flow	Discount Rate	5.09%	13.37%	7.67%
	$54,443	Consensus Pricing	Indicative Quotes	96.50%	99.38%	98.07%

Total First Lien Debt	$218,977

Investments in Second Lien Debt	$14,350	Discounted Cash Flow	Discount Rate	9.37%	11.99%	10.56%
	8,562	Consensus Pricing	Indicative Quotes	93.25%	101.25%	96.28%

Total Second Lien Debt	$22,912

Total Debt	$241,889

Total Level III Investments	$241,889

	Fair Value as of December 31, 2014			Range
		Valuation Techniques	Significant Unobservable Inputs	Low	High	Weighted Average
Investments in First Lien Debt	$156,534	Discounted Cash Flow	Discount Rate	5.12%	7.57%	6.18%
	10,820	Consensus Pricing	Indicative Quotes	98.50%	99.33%	98.73%

Total First Lien Debt	$167,354

Investments in Second Lien Debt	$7,077	Discounted Cash Flow	Discount Rate	9.36%	10.63%	10.13%
	5,251	Consensus Pricing	Indicative Quotes	98.13%	101.00%	99.08%

Total Second Lien Debt	$12,328

Total Debt	$179,682

Total Level III Investments	$179,682

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

Financial instruments disclosed but not carried at fair value:

The following table presents the carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value as of December 31, 2015 and 2014.

	December 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$118,194	$118,194	$80,903	$80,903

Total	$118,194	$118,194	$80,903	$80,903

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

4. RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

On July 10, 2013, the Company’s Board of Directors, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the Investment Company Act (“Independent Directors”), approved an investment advisory agreement (the “Investment Advisory Agreement”) between the Company and the Investment Adviser in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, Section 15(c) of the Investment Company Act. The initial term of the Investment Advisory Agreement is two years from July 10, 2013 and, unless terminated earlier, the Investment Advisory Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the vote of the Board of Directors and by the vote of a majority of the Independent Directors. On March 10, 2016, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the Advisory Agreement for a one year period. The Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party. Subject to the overall supervision of the Board of Directors, the Investment Adviser provides investment advisory services to the Company. For providing these services, the Investment Adviser receives management fees from the Company.

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

For the years ended December 31, 2015, 2014 and 2013, management fees were $547, $268, and $27 respectively.

As of December 31, 2015 and 2014, $151 and $171, respectively, was included in management fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

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

The initial term of the Administration Agreement is two years from July 10, 2013 and, unless terminated earlier, the Administration Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by a majority vote of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. On March 10, 2016, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the Administration Agreement for a one year period. The Administration Agreement may not be assigned by a party without the consent of the other party and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party.

For the years ended December 31, 2015, 2014 and 2013, NFIC incurred $182, $155 and $74, respectively, in fees under the Administrative Agreement, which were included in administrative service fees in the accompanying Consolidated Statements of Operations. As of December 31, 2015 and 2014, $35 and $25, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

Sub-Administration Agreements

On July 10, 2013, the Administrator entered into sub-administration agreements with Carlyle Employee Co. and CELF Advisors LLP. Pursuant to the agreements, Carlyle Employee Co. and CELF Advisors LLP provide the Administrator with access to personnel.

On July 10, 2013, the Administrator entered into a sub-administration agreement with State Street Bank and Trust Company (as amended, the “Sub-Administration Agreement”). On March 11, 2015, the Company’s Board of Directors, including a majority of the Independent Directors, approved an amendment to the Sub- Administration Agreement. The initial term of the Sub-Administration Agreement ends on April 1, 2017 and, unless terminated earlier, the Sub-Administration Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by the vote of a majority of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. The Sub-Administration Agreement may be terminated upon at least 60 days’ written notice and without penalty by the vote of a majority of the outstanding securities of the Company, or by the vote of the Board of Directors or by either party to the Sub-Administration Agreement.

For the years ended December 31, 2015, 2014 and 2013, fees incurred in connection with the Sub-Administration Agreement, which amounted to $201, $86 and $10, respectively, were included in other general and administrative in the accompanying Consolidated Statements of Operations. As of December 31, 2015 and 2014, $60 and $30, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.

Placement Fees

On July 10, 2013, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee to TCG for TCG’s services.

For the years ended December 31, 2015, 2014 and 2013, TCG did not earn or receive any placement fees from NFIC stockholders in connection with the issuance or sale of the Company’s common stock.

Board of Directors

As of December 31, 2015, NFIC’s Board of Directors consists of five members, three of whom are Independent Directors. On July 10, 2013, the Board of Directors also established an Audit Committee consisting of its Independent Directors, and may establish additional committees in the future. For the years ended December 31, 2015, 2014 and 2013, NFIC incurred $243, $262 and $154, respectively, in fees and expenses associated with its Independent Directors and Audit Committee. As of December 31, 2015 and 2014, $0 and $4, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities. As of December 31, 2015 and 2014, certain current directors had committed $1,000 in capital commitments to the Company.

5. BORROWINGS

In accordance with the Investment Company Act, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of December 31, 2015 and 2014, asset coverage was 211.27% and 210.39%, respectively. During the years ended December 31, 2015, 2014 and 2013, there were secured borrowings of $112,200, $67,000 and $25,506, respectively, under the Revolving Credit Facility and Facility and repayments of $74,909, $11,603, and $0, respectively, under the Revolving Credit Facility and Facility. As of December 31, 2015, 2014 and 2013, there was $118,194, $80,903 and $25,506 respectively, in secured borrowings outstanding.

Revolving Credit Facility

The Borrower Sub closed on September 12, 2013 on the Revolving Credit Facility, which was subsequently amended on July 25, 2014 (the “First Amendment”) and further amended on November 13, 2015 (the “Second Amendment”). The Second Amendment, among other things (a) reduced the maximum commitments from $140,000 to $120,000, (b) extended the revolving period from the earlier of September 12, 2017 or the completion of a Qualified IPO by Carlyle GMS Finance to the earlier of May 2, 2018 or the completion of a Qualified IPO by Carlyle GMS Finance, (c) extended the maturity date from the earlier of September 11, 2020 or the completion of a Qualified IPO by Carlyle GMS Finance to the earlier of May 2, 2021 or the third anniversary of the completion of a Qualified IPO by Carlyle GMS Finance, (d) increased the per annum revolving period rate from the applicable base rate (based on LIBOR, the commercial paper rate, prime rate or the federal funds rate) plus 1.60% to the applicable base rate plus 1.65%, and (e) modified certain other restrictions and requirements set forth in the Revolving Credit Facility. The other material terms of the Revolving Credit Facility were unchanged. Advances under the Revolving Credit Facility first became available once the Borrower Sub held at least $10,500 of minimum equity in its assets. The Revolving Credit Facility provides for secured borrowings during the applicable revolving period up to an amount equal to the lesser of $120,000, the borrowing base as calculated pursuant to the terms of the Revolving Credit Facility, and the amount of net cash proceeds and unpledged capital commitments the Company has received with an accordion feature that can, subject to certain conditions, increase the aggregate maximum credit commitment up to an amount not to exceed $262,500, subject to restrictions imposed on borrowings under the Investment Company Act and certain restrictions and conditions set forth in the Revolving Credit Facility, including adequate collateral to support such borrowings. The Revolving Credit Facility has a revolving period through the earlier of May 2, 2018 and the completion of a

Qualified IPO by Carlyle GMS Finance (with two one-year extension options, subject to the Borrower Sub’s and the lenders’ consent) and a maturity date of the earlier of May 2, 2021 or the completion of a Qualified IPO by Carlyle GMS Finance (extendable in connection with an extension of the revolving period). Base rate borrowings under the Revolving Credit Facility bear interest initially at the applicable commercial paper rate (if the lender is a conduit lender) or LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 1.65% per year during the revolving period, with pre-determined future interest rate increases of 1.25%-2.15% over the three years following the end of the revolving period. The Borrower Sub is also required to pay an undrawn commitment fee of between 0.25% and 1.00% per year depending on the usage of the Revolving Credit Facility. Payments under the Revolving Credit Facility are made quarterly. The lenders have a first lien security interest on substantially all of the assets of the Borrower Sub.

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

Related to the First and Second Amendments, which reduced the maximum commitments under the Revolving Credit Facility, $370 and $167, respectively, of deferred financing costs (representing the prorated financing costs related to the reduction in commitments) were immediately expensed on July 25, 2014 and November 13, 2015, respectively, in lieu of continuing to amortize over the term of the Revolving Credit Facility.

As of December 31, 2015 and 2014, the Borrower Sub was in compliance with all covenants and other requirements of the Revolving Credit Facility.

Facility

The Company closed on March 27, 2014 on the Facility, which was subsequently amended on August 22, 2014 and on December 12, 2014. The maximum principal amount of the Facility is $50,000, subject to availability under the Facility, which is based on certain advance rates multiplied by the value of the Company’s portfolio investments net of certain other indebtedness that the Company may incur in accordance with the terms of the Facility. Proceeds of the Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Facility may be increased to $125,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Facility includes a $10,000 limit for swingline loans and a $5,000 limit for letters of credit. The Company may borrow amounts in U.S. dollars, subject to the satisfaction of certain conditions, including certain collateral quality tests. The availability period under the Facility will terminate on March 27, 2017 or earlier under certain conditions specified in the Facility (the “Commitment Termination Date”) and the Facility will mature on March 27, 2020 (the “Maturity Date”). During the period from the Commitment Termination Date to the Maturity Date, the Company will be obligated to make mandatory prepayments under the Facility out of the proceeds of certain asset sales, other recovery events and equity and debt issuances. Amounts drawn under the Facility, including amounts drawn in respect of letters of credit, will bear interest at either (a) LIBOR plus an applicable spread of (i) prior to the Commitment Termination Date,

2.00% and (ii) following the Commitment Termination Date, 2.50%, or (b) an “alternative base rate” (which is the highest of a prime rate, the federal funds effective rate plus 0.50%, or one month LIBOR plus 1.00%) plus an applicable spread of (i) prior to the Commitment Termination Date, 1.00% and (ii) following the Commitment Termination Date, 1.50%. The Company may elect either the LIBOR or the “alternative base rate” at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. The Company also pays a fee of 0.375% on undrawn amounts under the Facility and, in respect of each undrawn letter of credit, a fee and interest rate equal to the then-applicable margin under the Facility while the letter of credit is outstanding.

Subject to certain exceptions, the Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Company and the Company’s unfunded investor equity capital commitments (provided that the amount of unfunded capital commitments ultimately available to the lenders is limited to $34,000). The pledge of unfunded investor equity capital commitments was subject to release upon the earlier of (a) the date eligible investments held by the Company are equal to or greater than 30 $62,500 and the Facility’s borrowing base equity test is satisfied and (b) the date the borrower has received equity capital contributions in an amount equal to $34,000. Such eligible investments and shareholder equity thresholds have been satisfied as of December 31, 2015 and 2014. The Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity, liquidity and interest coverage, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.

As of December 31, 2015 and 2014, the Company was in compliance with all covenants and other requirements of the Facility.

Summary of Facilities

The facilities of the Company and the Borrower Sub consisted of the following as of December 31, 2015 and 2014:

	December 31, 2015
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$120,000	$87,194	$32,806	$2,753
Facility	50,000	31,000	19,000	10,526

Total	$170,000	$118,194	$51,806	$13,279

	December 31, 2014
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$140,000	$39,403	$100,597	$2,695
Facility	50,000	41,500	8,500	12,638

Total	$190,000	$80,903	$109,097	$15,333

(1)	The unused portion is the amount upon which commitment fees are based.
(2)	Available for borrowing based on the computation of collateral to support the borrowings.

As of December 31, 2015 and 2014, $417 and $231, respectively, of interest expense, $61 and $88, respectively, of unused commitment fees and $19 and $19, respectively, of other fees were included in interest and credit facility fees payable. For the years ended December 31, 2015 and 2014, the average interest rate was 1.98% and 1.97%, respectively, and average principal debt outstanding was $101,172 and $44,558, respectively. For the period from October 17, 2013 (initial date the Company borrowed under the Revolving Credit Facility)

through December 31, 2013, the average interest rate was 1.66% and average principal debt outstanding was $11,775. As of December 31, 2015, 2014 and 2013 the interest rate was 2.04%, 2.00%, and 1.66%, respectively, based on floating LIBOR rates.

For the years ended December 31, 2015, 2014 and 2013, the components of interest expense and credit facility fees were as follows:

	For the years ended December 31,
	2015	2014	2013
Interest expense	$2,028	$890	$41
Facility unused commitment fee	389	442	85
Amortization of deferred financing costs	531	764	109
Other fees	66	66	20

Total interest expense and credit facility fees	$3,014	$2,162	$255

Cash paid for interest expense	$1,841	$700	$—

For the years ended December 31, 2014 and 2015, $370 and $167, respectively, of the amortization of deferred financing costs represents the prorated financing costs that were immediately expensed in lieu of continuing to amortize over the term of the Revolving Credit Facility related to the First and Second Amendments, respectively, which reduced the maximum commitments under the Revolving Credit Facility.

6. COMMITMENTS AND CONTINGENCIES

A summary of significant contractual payment obligations was as follows as of December 31, 2015 and 2014:

	Secured Borrowings
Payment Due by Period	December 31, 2015	December 31, 2014
Less than 1 Year	$—	$—
1-3 Years	—	—
3-5 Years	31,000	—
More than 5 Years	87,194	80,903

Total	$118,194	$80,903

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of December 31, 2015 and 2014 for any such exposure.

As of December 31, 2015 and 2014, the Company had $190,077 in total capital commitments from stockholders, of which $53,540 and $98,041, respectively, was unfunded. As of December 31, 2015 and 2014, certain current directors had committed $1,000 in capital commitments to the Company.

Upon the earlier of August 6, 2018 and the completion of a Qualified IPO by Carlyle GMS Finance, investors will be released from any further obligation under their capital commitments to purchase additional shares of common stock, subject to certain exceptions contained in their investor subscription agreements.

The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	December 31, 2015	December 31, 2014
Unfunded delayed draw commitments	$2,097	$2,790
Unfunded revolving term loan commitments	737	226

Total unfunded commitments	$2,834	$3,016

7. NET ASSETS

The Company has the authority to issue 200,000,000 shares of common stock, $0.01 per share par value.

During the year ended December 31, 2015, the Company issued 2,245,680 shares for $44,501. The following table summarizes capital activity during the year ended December 31, 2015:

	Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss) on Investments	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of year	4,618,564	$46	$91,478	$(45)	$(856)	$—	$(1,314)	$89,309
Common stock issued	2,245,680	23	44,478	—	—	—	—	44,501
Net investment income (loss)	—	—	—	—	9,843	—	—	9,843
Net realized gain (loss) on investments—non- controlled/ non-affiliated	—	—	—	—	—	53	—	53
Net change in unrealized appreciation (depreciation) on investments—non-controlled/ non-affiliated	—	—	—	—	—	—	(2,562)	(2,562)
Dividends declared	—	—	—	—	(9,625)	—	—	(9,625)
Tax reclassification of stockholders’ equity in accordance with US GAAP	—	—	—	—	—	—	—	—

Balance, end of year	6,864,244	$69	$135,956	$(45)	$(638)	$53	$(3,876)	$131,519

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

The following table summarizes total shares issued and proceeds received related to capital drawdowns delivered pursuant to subscriptions for the Company’s common stock during the year ended December 31, 2015:

	Shares Issued	Proceeds Received
January 16, 2015	203, 045	$4,000
February 26, 2015	659,901	13,001
May 1, 2015	252,524	5,000
May 22, 2015	375,946	7,500
June 25, 2015	149,333	3,000
August 21, 2015	150,229	3,001
September 30, 2015	4,045	80
October 9, 2015	299,292	5,920
December 18, 2015	151,365	2,999

Total	2,245,680	$44,501

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

Subscribed but unissued shares are presented in equity with a deduction of subscriptions receivable until cash is received for a subscription. There were no subscribed but unissued shares as of December 31, 2015, 2014 and 2013.

Subscription transactions during the years ended December 31, 2015, 2014 and 2013 were executed at an offering price at a premium to net asset value due to the requirement to use prior quarter net asset value as offering price unless it would result in the Company selling shares of its common stock at a price below the current net asset value and also in order to effect a reallocation of organizational costs to subsequent investors. Such subscription transactions increased net asset value by $0.07 per share, $0.15 per share and $0.01 per share, respectively, for the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015 and 2014, four stockholders represented 97.3% and 96.9%, respectively, of total net assets.

The Company computes earnings per common share in accordance with ASC 260, Earnings Per Share. Basic earnings per common share were calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of common shares outstanding for the year.

Basic and diluted earnings per common share were as follows:

	For the years ended December 31,
	2015	2014	2013
Net increase (decrease) in net assets resulting from operations	$7,334	$1,121	$(1,220)
Weighted-average common shares outstanding	5,980,331	3,225,083	609,150

Basic and diluted earnings per common share	$1.23	$0.35	$(2.00)

The following table summarizes the Company’s dividends declared and payable since inception through the year ended December 31, 2015:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 13, 2014	March 31, 2014	April 14, 2014	$0.04	$128
June 26, 2014	June 30, 2014	July 14, 2014	$0.12	$383
September 12, 2014	September 18, 2014	October 9, 2014	$0.24	$825
December 19, 2014	December 29, 2014	January 26, 2015	$0.27	$1,247
March 11, 2015	March 13, 2015	April 17, 2015	$0.30	$1,645
June 24, 2015	June 30, 2015	July 22, 2015	$0.35	$2,191
September 24, 2015	September 24, 2015	October 22, 2015	$0.40	$2,563
December 29, 2015	December 29, 2015	January 22, 2016	$0.47	$3,226

During the year ended December 31, 2013, no dividends or distributions had been declared or paid by the Company.

8. CONSOLIDATED FINANCIAL HIGHLIGHTS

The following is a schedule of consolidated financial highlights for the years ended December 31, 2015, 2014, and 2013:

	For the years ended December 31,
	2015	2014	2013
Per Share Data:
Net asset value per share, beginning of year	$19.34	$19.40	$20.00
Net investment income (loss) (1)	1.65	0.72	(0.49)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(0.38)	(0.26)	(0.10)

Net increase (decrease) in net assets resulting from operations	1.27	0.46	(0.59)

Offering costs	—	—	(0.02)
Dividends declared(2)	(1.52)	(0.67)	—
Effect of subscription offering price (3)	0.07	0.15	0.01

Net asset value per share, end of year	$19.16	$19.34	$19.40

Number of shares outstanding, end of year	6,864,244	4,618,564	2,265,375
Total return (4)	6.93%	3.14%	(3.00)%
Net assets, end of year	$131,519	$89,309	$43,937
Ratio to average net assets(5):
Operating expenses	4.18%	6.05%	13.54%
Net investment income (loss)	8.22%	3.58%	(8.27)%
Interest expense and credit facility fees	2.52%	3.32%	1.89%
Ratios/Supplemental Data:
Asset coverage	211.27%	210.39%	272.26%
Portfolio turnover	19.31%	13.84%	0.34%
Total committed capital, end of year	$190,077	$190,077	$80,077
Ratio of total contributed capital to total committed capital, end of year	71.83%	48.42%	56.45%
Weighted-average shares outstanding	5,980,331	3,225,083	609,150

(1)	For the years ended December 31, 2015 and 2014, net investment income (loss) per share was calculated as net investment income (loss) for the year divided by the weighted average number of shares outstanding for the year. For the year ended December 31, 2013, net investment income (loss) per share was calculated as net investment income (loss) for the period divided by the number of shares outstanding at the end of the year.
(2)	For the years ended December 31, 2015 and 2014, dividends declared per share was calculated as the sum of dividends declared during the year divided by the number of shares outstanding at each respective quarter-end date (refer to Note 7).
(3)	Increase is due to offering price of subscriptions during the year (refer to Note 7).
(4)	Total return is based on the change in net asset value per share during the year plus the declared dividends, divided by the beginning net asset value for the year. Total return based on change in net asset value for the year ended December 31, 2013 was calculated for the period from commencement of operations through December 31, 2013. Total return for the years ended December 31, 2015, 2014 and 2013 was inclusive of $0.07, $0.15 and $0.01, respectively, per share increase in net asset value related to the offering price of subscriptions. Excluding the effects of the higher offering price of subscriptions, total return would have been 6.57%, 2.37% and (3.05%), respectively (refer to Note 7).
(5)	The Company commenced operations on August 6, 2013; therefore, ratios to average net assets and portfolio turnover for the year ended December 31, 2013 may have been different had there been a full year of operations.

9. LITIGATION

The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of December 31, 2015 and 2014, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.

In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.

10. TAX

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of December 31, 2015 and 2014.

In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of December 31, 2015 and 2014, the Company had filed tax returns and therefore is subject to examination.

Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from US GAAP. As of December 31, 2015 and 2014, there were no permanent differences.

The tax character of the distributions paid for the fiscal years ended December 31, 2015, 2014 and 2013 was as follows:

	2015	2014	2013
Ordinary income	$9,625	$2,583	$—
Tax return of capital	$—	$—	$—

Income Tax Information and Distributions to Stockholders

As of December 31, 2015 and 2014, the components of accumulated earnings (deficit) on a tax basis were as follows:

	2015	2014
Undistributed ordinary income	$362	$42
Other book/tax temporary differences (1)	(947)	(898)
Net unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	(3,876)	(1,314)

Total accumulated earnings (deficit)	$(4,461)	$(2,170)

(1)	Consists of the unamortized portion of organization costs as of December 31, 2015 and 2014, respectively. Also, consists of the unamortized portion of the prorated financing costs that were immediately expensed in lieu of continuing to amortize over the term of the Revolving Credit Facility related to the amendments that reduced commitments in the Revolving Credit Facility as of December 31, 2015 and 2014.

As of December 31, 2015 and 2014, the cost of investments for federal income tax purposes and gross unrealized appreciation and depreciation on investments were as follows:

	2015	2014
Cost of investments—non-controlled/non-affiliated	$248,159	$183,390
Gross unrealized appreciation on investments—non- controlled/non-affiliated	867	521
Gross unrealized depreciation on investments—non- controlled/non-affiliated	(4,743)	(1,835)

Net unrealized appreciation (depreciation) on investments— non-controlled/non-affiliated	$(3,876)	$(1,314)

On December 22, 2010, the Regulated Investment Company Modernization Act of 2010 (the “RIC Modernization Act”) was enacted which changed various technical rules governing the tax treatment of RICs. The changes are generally effective for taxable years beginning after the date of enactment. Under the RIC Modernization Act, the fund will be permitted to carry forward capital losses incurred in taxable years beginning after the date of enactment for an unlimited period. However, any losses incurred during those future taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital losses that are carried forward will retain their character as either short-term or long-term losses rather than being considered all short-term as under previous law. As of December 31, 2015 and 2014, the Company did not have any pre-enactment or post enactment capital loss carryforwards.

11. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2015
	Q4	Q3	Q2	Q1
Total investment income	$4,389	$4,005	$3,519	$2,929
Total expenses	1,422	1,217	1,276	1,084
Net investment income (loss)	2,967	2,788	2,243	1,845
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(3,602)	(22)	157	958
Net increase (decrease) in net assets resulting from operations	(635)	2,766	2,400	2,803
Net asset value per share	19.16	19.72	19.68	19.61
Basic and diluted earnings per common share	$(0.09)	$0.44	$0.41	$0.56

	2014
	Q4	Q3	Q2	Q1
Total investment income	$2,242	$1,829	$1,224	$969
Total expenses	1,070	1,254	795	817
Net investment income (loss)	1,172	575	429	152
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(1,255)	(643)	547	144
Net increase (decrease) in net assets resulting from operations	(83)	(68)	976	296
Net asset value per share	19.34	19.51	19.75	19.57
Basic and diluted earnings per common share	$(0.02)	$(0.02)	$0.31	$0.12

	2013
	Q4	Q3	Q2	Q1
Total investment income	$613	$97	$—	$—
Total expenses	710	1,113	—	—
Net investment income (loss)	(97)	(1,016)	—	—
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(180)	73	—	—
Net increase (decrease) in net assets resulting from operations	(277)	(943)	—	—
Net asset value per share	19.40	19.42	—	—
Basic and diluted earnings per common share	$(0.16)	$(1.49)	$—	$—

12. SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.

On February 26, 2016, the Company issued a capital call and delivered capital drawdown notices totaling $8,000. Proceeds from the capital call were due and the related issuance of 415,364 shares occurred on March 11, 2016.

Subsequent to December 31, 2015, the Company borrowed $2,500 under the Facility to fund investment acquisitions. The Company also voluntarily repaid $3,327 under the Revolving Credit Facility.

On March 10, 2016, the Company’s Board of Directors, including a majority of the Independent Directors, approved the renewal of the Company’s Investment Advisory Agreement with the Adviser and the Company’s Administration Agreement with the Administrator, each for an additional one year term.

On March 10, 2016, the Company’s Board of Directors declared a dividend of $0.44 per share, which is payable on or about April 22, 2016 to holders of record of the Company’s common stock at the close of business on March 14, 2016.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company’s internal control over financial reporting is a process designed under the supervision of its President (Principal Executive Officer) and Chief Financial Officer and Treasurer (Principal Financial Officer) and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2015 was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm due to an exemption for emerging growth companies under the JOBS Act.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On March 10, 2016, the Company’s Board of Directors, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the Investment Company Act of 1940, as amended (“Independent Directors”), voted to increase the size of the Board of Directors to seven members by increasing the number of the Class II directors (with a term expiring at the 2018 annual meeting of stockholders) by two persons. In connection with that action, the Independent Directors nominated Nigel D.T. Andrews for election to the Board of Directors as an Independent Director to fill one vacancy and Eliot P.S. Merrill to fill the second vacancy. The Board of Directors voted unanimously to elect Mr. Andrews and Mr. Merrill to the Board of Directors as Class II directors, effective March 11, 2016, to fill the vacancies created by the increase in the size of the Board of Directors. In electing Mr. Andrews to the Board of Directors, the Board of Directors determined that Mr. Andrews is an Independent Director and appointed him to the Audit Committee of the Company’s Board of Directors.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2016 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

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

Item 11. Executive Compensation

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2016 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2016 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2016 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2016 annual meeting of stockholders.

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

(3) Exhibits

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws(1)

4.1	Form of Subscription Agreement(1)

10.1	Advisory Agreement(1)

10.2	Administration Agreement(1)

10.3	Form of Indemnification Agreement(1)

10.4	Loan and Servicing Agreement(2)

10.5	Senior Secured Revolving Credit Agreement, dated as of March 27, 2014(4)

10.6	First Amendment, dated as of July 25, 2014, to the Loan and Servicing Agreement, dated as of September 12, 2013 (5)

10.7	First Amendment, dated as of August 22, 2014, to the Senior Secured Revolving Credit Agreement, dated as of March 27, 2014 (6)

10.8	Second Amendment, dated as of December 12, 2014, to the Senior Secured Revolving Credit Agreement, dated as of March 27, 2014 (6)

10.9	Second Amendment, dated as of November 13, 2015, to the Loan and Servicing Agreement, dated as of September 12, 2013 *

21.1	List of Subsidiaries(3)

31.1	Certification of President (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of President (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Incorporated by reference to Form 10-12G/A filed by NFIC on July 22, 2013 (File No. 000-54961)
(2)	Incorporated by reference to Form 10-Q filed by NFIC on November 8, 2013 (File No. 814-01004)
(3)	Incorporated by reference to Form 10-12G filed by NFIC on May 24, 2013 (File No. 000-54961)
(4)	Incorporated by reference to Form 10-Q filed by NFIC on May 9, 2014 (File No. 814-01004)
(5)	Incorporated by reference to Form 10-Q filed by NFIC on August 13, 2014 (File No. 814-01004)
(6)	Incorporated by reference to Form 10-K filed by NFIC on March 27, 2015 (File No. 814-01004)
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NF INVESTMENT CORP.

Dated: March 11, 2016	By	/s/ Michael Hart
Michael Hart
Director and President (principal executive officer)

Dated: March 11, 2016	By	/s/ Venugopal Rathi
Venugopal Rathi
Chief Financial Officer (principal financial and accounting officer)

Dated: March 11, 2016	By	/s/ Michael J. Petrick
Michael J. Petrick
Chairman of the Board of Directors

Dated: March 11, 2016	By	/s/ William P.Hendry
William P. Hendry
Director

Dated: March 11, 2016	By	/s/ John G. Nestor
John G. Nestor
Director

Dated: March 11, 2016	By	/s/ Michael L. Rankowitz
Michael L. Rankowitz
Director