Form 10-Q
period 2016-03-31
NF Investment Corp.
filed 2016-05-09
CIK 1561528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2016
Common stock, $0.01 par value	7,279,608

NF INVESTMENT CORP.

NF INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(dollar amounts in thousands, except per share data)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $254,671 and $248,159 respectively)	$248,475	$244,283
Cash and cash equivalents	4,164	7,404
Deferred financing costs	1,439	1,510
Interest receivable	733	789
Prepaid expenses and other assets	2	14

Total assets	$254,813	$254,000

LIABILITIES
Payable for investments purchased	$2,354	$—
Secured borrowings (Note 5)	110,867	118,194
Due to Investment Adviser	13	35
Interest and credit facility fees payable (Note 5)	544	497
Management fees payable (Note 4)	154	151
Dividend payable (Note 7)	3,203	3,226
Administrative service fees payable (Note 4)	50	35
Other accrued expenses and liabilities	463	343

Total liabilities	117,648	122,481

Commitments and contingencies (Notes 6 and 9)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 7,279,608 shares and 6,864,244 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	73	69
Paid-in capital in excess of par value	143,952	135,956
Offering costs	(45)	(45)
Accumulated net investment income (loss), net of cumulative dividends of $15,411 and $12,208 at March 31, 2016 and December 31, 2015, respectively	(682)	(638)
Accumulated net realized gain (loss)	63	53
Accumulated net unrealized appreciation (depreciation)	(6,196)	(3,876)

Total net assets	$137,165	$131,519

NET ASSETS PER SHARE	$18.84	$19.16

The accompanying notes are an integral part of these consolidated financial statements

NF INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollar amounts in thousands, except per share data)

(unaudited)

	For the three month periods ended
	March 31, 2016	March 31, 2015
Investment income:
Interest income from non-controlled/non-affiliated investments	$4,519	$2,929

Total investment income	4,519	2,929

Expenses:
Management fees (Note 4)	154	119
Professional fees	163	106
Administrative service fees (Note 4)	45	33
Interest expense (Note 5)	655	413
Credit facility fees (Note 5)	173	270
Directors’ fees and expenses	61	59
Other general and administrative	109	84

Total expenses	1,360	1,084

Net investment income (loss)	3,159	1,845
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments:
Net realized gain (loss) on investments—non-controlled/non-affiliated	10	—
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	(2,320)	958

Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(2,310)	958

Net increase (decrease) in net assets resulting from operations	$849	$2,803

Basic and diluted earnings per common share (Note 7)	$0.12	$0.56

Weighted-average shares of common stock outstanding—Basic and Diluted (Note 7)	6,960,097	5,037,064

Dividends declared per common share (Note 7)	$0.44	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

NF INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(dollar amounts in thousands)

(unaudited)

	For the three month periods ended
	March 31, 2016	March 31, 2015
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$3,159	$1,845
Net realized gain (loss) on investments—non-controlled/non-affiliated	10	—
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	(2,320)	958

Net increase (decrease) in net assets resulting from operations	849	2,803

Capital transactions:
Common stock issued	8,000	17,001
Dividends declared (Note 10)	(3,203)	(1,645)

Net increase (decrease) in net assets resulting from capital share transactions	4,797	15,356

Net increase (decrease) in net assets	5,646	18,159

Net assets at beginning of period	131,519	89,309

Net assets at end of period	$137,165	$107,468

The accompanying notes are an integral part of these consolidated financial statements.

NF INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

(unaudited)

	For the three month periods ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$849	$2,803
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	96	134
Net accretion of discount on securities	(143)	(87)
Net realized (gain) loss on investments—non-controlled/non-affiliated	(10)	—
Net change in unrealized (appreciation) depreciation on investments—non-controlled/non-affiliated	2,320	(958)
Cost of investments purchased and change in payable for investments purchased	(8,186)	(33,819)
Proceeds from sales and repayments of investments	4,181	2,931
Changes in operating assets:
Interest receivable	56	(206)
Prepaid expenses and other assets	12	9
Changes in operating liabilities:
Due to Investment Adviser	(22)	14
Interest and credit facility fees payable	47	64
Management fees payable	3	(52)
Administrative service fees payable	15	(8)
Other accrued expenses and liabilities	120	43

Net cash provided by (used in) operating activities	(662)	(29,132)

Cash flows from financing activities:
Proceeds from issuance of common stock	8,000	17,001
Borrowings on Revolving Credit Facility and Facility	2,500	35,700
Repayments of Revolving Credit Facility and Facility	(9,827)	(22,000)
Debt issuance costs paid	(25)	(18)
Dividends paid in cash	(3,226)	(1,247)

Net cash provided by (used in) financing activities	(2,578)	29,436

Net increase (decrease) in cash and cash equivalents	(3,240)	304
Cash and cash equivalents, beginning of period	7,404	2,548

Cash and cash equivalents, end of period	$4,164	$2,852

Supplemental disclosures:
Interest paid during the period	$593	$361
Dividends declared during the period	$3,203	$1,645

The accompanying notes are an integral part of these consolidated financial statements.

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2016

(dollar amounts in thousands)

(unaudited)

Investments— non-controlled/non-affiliated (1)	Industry	Interest Rate	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (90.96%)
Access CIG, LLC (2) (3) (5)	Business Services	6.00%	10/17/2021	$6,125	$6,082	$6,043	4.41%
AF Borrower LLC (Accuvant) (2) (3) (4)	High Tech Industries	6.25	1/28/2022	4,059	4,006	4,003	2.92
Alpha Packaging Holdings, Inc. (2) (3) (4)	Containers, Packaging & Glass	5.25	5/12/2020	3,803	3,800	3,731	2.72
Anaren, Inc. (2) (3) (4)	Telecommunications	5.50	2/18/2021	3,194	3,171	3,127	2.28
APX Group Inc. (5) (8)	Consumer Services	6.38	12/1/2019	2,500	2,441	2,508	1.83
Aquilex LLC (2) (3) (4)	Environmental Industries	5.00	12/31/2020	3,421	3,426	3,349	2.44
Audax AAMP Holdings, Inc. (2) (3) (4)	Durable Consumer Goods	6.50	6/24/2017	2,662	2,648	2,619	1.91
Blue Bird Body Company (2) (3) (4) (8)	Transportation: Consumer	6.50	6/27/2020	3,117	2,997	3,021	2.20
Brooks Equipment Company, LLC (2) (3) (4)	Construction & Building	6.00	8/29/2020	1,765	1,754	1,731	1.26
Capstone Logistics Acquisition, Inc. (2) (3) (4)	Transportation: Cargo	5.50	10/7/2021	4,938	4,897	4,833	3.52
Captive Resources Midco, LLC (2) (3) (4) (10)	Banking, Finance, Insurance & Real Estate	6.75	6/30/2020	4,182	4,120	4,117	3.00
Castle Management Borrower LLC (Highgate Hotels L.P.) (2) (3) (4)	Hotel, Gaming & Leisure	5.50	9/18/2020	2,463	2,446	2,383	1.74
Central Security Group, Inc. (2) (3) (4)	Consumer Services	6.63	10/6/2020	5,735	5,653	5,748	4.19
Colony Hardware Corporation (2) (3) (5) (17)	Construction & Building	7.00	10/23/2021	1,995	1,955	1,979	1.44
CRCI Holdings, Inc. (CLEAResult Consulting, Inc.) (2) (3) (4)	Utilities: Electric	5.25	7/10/2019	1,965	1,959	1,920	1.40
Dent Wizard International Corporation (2) (3) (4)	Automotive	5.75	4/7/2020	3,582	3,563	3,525	2.57
Dimensional Dental Management, LLC (2) (3) (5) (9) (16)	Healthcare & Pharmaceuticals	8.00	2/12/2021	2,500	2,437	2,453	1.79
Emerging Markets Communications LLC (2) (3) (4)	Telecommunications	6.75	7/1/2021	1,985	1,805	1,836	1.34
EP Minerals, LLC (2) (3) (4)	Metals & Mining	5.50	8/20/2020	3,448	3,435	3,380	2.47
FCX Holdings Corp. (2) (3) (4)	Capital Equipment	5.50	8/4/2020	3,734	3,731	3,648	2.66
Genex Holdings, Inc. (2) (3) (4)	Banking, Finance, Insurance & Real Estate	5.25	5/30/2021	2,645	2,636	2,556	1.86
Green Energy Partners/Stonewall LLC (2) (3) (5)	Energy: Electricity	6.50	11/13/2021	3,400	3,372	3,378	2.46
Hummel Station LLC. (2) (3) (5)	Energy: Electricity	7.00	10/27/2022	4,000	3,847	3,958	2.89
Indra Holdings Corp. (Totes Isotoner) (2) (3) (5)	Non-durable Consumer Goods	5.25	5/1/2021	4,762	4,726	4,421	3.22
Imagine! Print Solutions, LLC (2) (3) (4)	Media: Advertising, Printing & Publishing	7.00	3/30/2022	2,400	2,364	2,424	1.77
Imperial Bag & Paper Co. LLC (2) (3) (5)	Forest Products & Paper	7.00	1/7/2022	3,564	3,514	3,563	2.60
International Medical Group, Inc. (2) (3) (5) (9)	Banking, Finance, Insurance & Real Estate	5.75	10/30/2020	5,000	4,906	4,951	3.61
Integro Parent Inc (2) (3) (4)	Banking, Finance, Insurance & Real Estate	6.75	10/30/2022	4,988	4,822	4,803	3.50
InterWrap Corp. (Canada) (2) (3) (4) (8)	Construction & Building	5.25	11/1/2018	1,905	1,896	1,876	1.37
Jackson Hewitt Inc. (2) (3) (4)	Retail	8.00	7/30/2020	2,200	2,161	2,172	1.58
Language Line LLC (2) (3) (4)	Telecommunications	6.50	7/7/2021	4,673	4,631	4,638	3.38
Miller Heiman, Inc. (2) (3) (4)	Business Services	7.00	9/30/2019	6,520	6,500	4,939	3.60
Ministry Brands, LLC (2) (3)(11) (14)	High Tech Industries	8.00	11/20/2021	3,976	3,908	3,862	2.82
Ministry Brands, LLC (2) (3) (9) (15)	High Tech Industries	8.00	11/20/2021	1,458	1,434	1,441	1.05
MSX International, Inc. (2) (3) (4)	Automotive	6.00	8/21/2020	2,085	2,070	2,038	1.49
National Technical Systems, Inc.(2) (3) (12)	Aerospace & Defense	7.00	6/12/2021	5,970	5,897	5,709	4.16
NES Global Talent Finance US LLC (United Kingdom) (2) (3) (4) (8)	Energy: Oil & Gas	6.50	10/3/2019	3,281	3,239	3,044	2.22
Paradigm Acquisition Corp. (2)(3)(5)	Business Services	6.00	6/2/2022	4,367	4,308	4,281	3.12
Pelican Products, Inc. (2) (3) (4)	Containers, Packaging & Glass	5.25	4/11/2020	2,924	2,913	2,607	1.90
Phillips-Medisize Corporation (2) (3) (4)	Chemicals, Plastics & Rubber	4.75	6/16/2021	2,456	2,437	2,363	1.72
Plano Molding Company, LLC (2)(3)(5)	Hotel, Gaming &Leisure	7.00	5/12/2021	4,367	4,331	4,230	3.08

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

As of March 31, 2016

(dollar amounts in thousands)

(unaudited)

Investments— non-controlled/non-affiliated (1)	Industry	Interest Rate	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (90.96%) (continued)
Product Quest Manufacturing LLC (2) (3) (4) (9)	Containers, Packaging & Glass	6.75%	9/9/2020	$5,000	$4,911	$4,874	3.55%
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2) (3) (5)	Wholesale	5.50	1/28/2020	4,304	4,276	3,145	2.29
PSC Industrial Holdings Corp. (2) (3) (4)	Environmental Industries	5.75	12/5/2020	2,963	2,939	2,882	2.10
PSI Services LLC (2) (3) (4) (9)	Business Services	8.00	2/27/2021	5,126	5,002	5,045	3.68
RCHP, Inc. (Regionalcare) (2) (3) (4)	Healthcare & Pharmaceuticals	6.00	4/23/2019	6,520	6,476	6,520	4.75
SolAero Technologies Corp. (2) (3) (4)	Telecommunications	5.75	12/10/2020	3,609	3,583	3,496	2.55
SolAero Technologies Corp. (2) (3) (5)	Telecommunications	6.25	12/10/2020	3,002	2,977	2,922	2.13
Synarc-Biocore Holdings, LLC (2) (3) (4)	Healthcare & Pharmaceuticals	5.50	3/10/2021	4,410	4,377	4,228	3.08
TASC, Inc. (2) (3) (4) (8)	Aerospace & Defense	7.00	5/23/2020	4,575	4,423	4,538	3.31
Teaching Strategies, LLC (2) (3) (4)	Media: Advertising, Printing & Publishing	6.13	10/1/2019	4,649	4,603	4,579	3.34
The Hygenic Corporation (Performance Health) (2) (3) (4)	Non-durable Consumer Goods	6.00	10/11/2020	3,970	3,922	3,847	2.80
The SI Organization, Inc.(2) (3) (4)	Aerospace & Defense	5.75	11/23/2019	4,378	4,348	4,355	3.18
The Topps Company, Inc. (2) (3) (4)	Non-durable Consumer Goods	7.25	10/2/2018	3,978	3,955	3,978	2.90
Transilwrap Company, Inc. (2) (3) (4)	Chemicals, Plastics & Rubber	5.00	11/22/2019	4,866	4,861	4,777	3.48
U.S. Farathane, LLC (2) (3) (4)	Automotive	6.75	12/23/2021	3,143	3,089	3,114	2.27
Vetcor Professional Practices LLC (2) (3) (4) (13)	Consumer Services	7.00	4/20/2021	2,260	2,227	2,247	1.64
Violin Finco S.A.R.L. (Alexander Mann Solutions) (United Kingdom) (2) (3) (4) (8)	Business Services	5.75	12/20/2019	3,142	3,122	3,139	2.29
Vistage Worldwide, Inc. (2) (3) (4)	Business Services	6.50	8/19/2021	4,938	4,892	4,885	3.56
Vitera Healthcare Solutions, LLC (2) (3) (5)	Healthcare & Pharmaceuticals	6.00	11/4/2020	3,295	3,272	3,203	2.34
W/S Packaging Group, Inc. (2) (3) (4)	Containers, Packaging & Glass	5.00	8/9/2019	4,080	4,081	3,694	2.69
Watchfire Enterprises, Inc. (2) (3) (4)	Media: Advertising, Printing & Publishing	5.00	10/2/2020	3,413	3,404	3,345	2.44
Zest Holdings, LLC (2) (3) (4)	Durable Consumer Goods	5.25	8/16/2020	4,022	4,022	3,992	2.91

First Lien Debt Total					$231,000	$226,013	164.77%

Second Lien Debt (9.04%)
AF Borrower LLC (Accuvant) (2) (3) (5)	High Tech Industries	10.00%	1/30/2023	$2,000	$1,982	$1,840	1.34%
Allied Security Holdings LLC (2) (3) (5)	Business Services	8.00	8/13/2021	2,000	1,988	1,845	1.35
AmeriLife Group, LLC (2) (3) (5)	Banking, Finance, Insurance & Real Estate	9.75	1/10/2023	2,000	1,963	1,906	1.39
Argon Medical Devices, Inc. (2) (3) (4)	Healthcare & Pharmaceuticals	10.50	6/23/2022	1,000	971	966	0.70
Berlin Packaging L.L.C (2) (3) (5)	Containers, Packaging & Glass	7.75	10/1/2022	1,800	1,788	1,604	1.17
Charter NEX US Holdings, Inc. (2) (3) (5)	Chemicals, Plastics & Rubber	9.25	2/5/2023	2,000	1,973	1,889	1.38
Creganna Finance (US) LLC (Ireland) (2) (3) (5) (8)	Healthcare & Pharmaceuticals	10.50	6/1/2022	2,100	2,082	2,121	1.55
DiversiTech Corporation (2) (3) (5)	Capital Equipment	10.50	11/19/2022	1,600	1,580	1,540	1.12
Genex Holdings, Inc. (2) (3) (4)	Banking, Finance, Insurance & Real Estate	8.75	5/30/2022	1,000	988	925	0.67
Genoa, a QoL Healthcare Company, LLC (2) (3) (5)	Retail	8.75	4/28/2023	2,100	2,081	2,017	1.47
Jazz Acquisition, Inc. (Wencor) (2) (3) (5)	Aerospace & Defense	7.75	6/19/2022	800	797	653	0.48
MRI Software, LLC (2) (3) (4)	Software	9.00	6/23/2022	1,250	1,233	1,184	0.86

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

As of March 31, 2016

(dollar amounts in thousands)

(unaudited)

Investments— non-controlled/non-affiliated (1)	Industry	Interest Rate	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
Second Lien Debt (9.04%) (continued)
Phillips-Medisize Corporation (2) (3) (5)	Chemicals, Plastics & Rubber	8.25%	6/16/2022	$1,500	$1,488	$1,334	0.97%
Prime Security Services Borrower, LLC (Protection One, Inc.) (2) (3) (5)	Consumer Services	9.75	7/1/2022	1,300	1,283	1,214	0.89
TASC, Inc. (4) (8)	Aerospace & Defense	12.00	5/23/2021	1,500	1,474	1,424	1.04

Second Lien Debt Total					$23,671	$22,462	16.38%

Total Investments—non-controlled/non-affiliated					$254,671	$248,475	181.15%

(1)	Unless otherwise indicated, issuers of debt investments held by NF Investment Corp. (“NFIC” or the “Company”) are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of March 31, 2016, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2016, the Company is not an “affiliated person” of any of these portfolio companies.
(2)	Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), which generally resets quarterly. For each such loan, the Company has provided the interest rate in effect as of March 31, 2016.
(3)	Loan includes interest rate floor feature.
(4)	Denotes that all or a portion of the assets are owned by the Company’s wholly owned subsidiary, NFIC SPV LLC (the “Borrower Sub”). The Borrower Sub has entered into a senior secured revolving credit facility (as amended, the “Revolving Credit Facility”). The lenders of the Revolving Credit Facility have a first lien security interest in substantially all of the assets of the Borrower Sub (see Note 5, Borrowings). Accordingly, such assets are not available to creditors of the Company.
(5)	Denotes that all or a portion of the assets are owned by the Company. The Company has entered into a senior secured revolving credit facility (as amended, the “Facility”). The lender of the Facility has a first lien security interest in substantially all of the portfolio investments held by the Company (see Note 5, Borrowings). Accordingly, such assets are not available to creditors of the Borrower Sub.
(6)	Amortized cost represents original cost, including origination fees, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.
(7)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 2, Significant Accounting Policies, and Note 3, Fair Value Measurements), pursuant to the Company’s valuation policy.
(8)	The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(9)	In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders. Pursuant to the agreement among lenders, this investment represents a “last out” first lien loan, which has a secondary priority behind the “first out” first lien loan with respect to principal, interest and other payments.
(10)	Captive Resources Midco, LLC has an undrawn delayed draw term loan of $446 par value at LIBOR + 5.75%, 1.00% floor, and an undrawn revolver of $268 par value at LIBOR +5.75%, 1.00% floor. An unused rate of 1.25% and 0.50% is charged on the delayed draw term loan and revolver principal, respectively, while undrawn.
(11)	The Company receives less than the stated interest rate of this loan as a result of an agreement among lenders. Pursuant to the agreement among lenders, this investment represents a “first out” first lien loan, which has first priority ahead of the “last out” first lien loan with respect to principal, interest and other payments.
(12)	National Technical Systems, Inc. has an undrawn delayed draw term loan of $1,031 par value at LIBOR + 6.00%, 1.00% floor, and an undrawn revolver of $469 par value at LIBOR + 6.00%, 1.00% floor. An unused rate of 1.00% and 0.50% is charged on the delayed draw term loan and revolver principal, respectively, while undrawn. The delayed draw term loan and revolver are both owned by the Company as indicated in Note 5 above. The term loan of $5,970 par value is owned by the Borrower Sub as indicated in Note 4 above.
(13)	Vetcor Professional Practices LLC has an undrawn delayed draw term loan of $926 par value at LIBOR + 6.00%, 1.00% floor. An unused rate of 1.00% is charged on the principal while undrawn. The delayed draw term loan of $673 par value is owned by the Company as indicated in Note 5 above. The term loan of $1,588 par value is owned by the Borrower Sub as indicated in Note 4 above.
(14)	Ministry Brands, LLC has an undrawn first out delayed draw term loan of $1,400 par value at LIBOR + 7.00%, 1.00% floor. An unused rate of 2.00% is charged on the delayed draw term loan principal while undrawn. The first out term loan of $1,193 par value is owned by the Company as indicated in note 5 above. The first out term loan of $2,783 par value is owned by the Borrower Sub as indicated in note 4 above.
(15)	Ministry Brands, LLC has an undrawn last out delayed draw term loan of $133 par value at LIBOR + 7.00%, 1.00% floor. An unused rate of 2.00% is charged on the delayed draw term loan principal while undrawn. The last out delayed draw term loan of $994 par value and last out term loan of $464 par value are both owned by the Company as indicated in note 5 above.

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

As of March 31, 2016

(dollar amounts in thousands)

(unaudited)

(16)	Dimensional Dental Management, LLC has an undrawn delayed draw term loan of $350 par value at LIBOR + 7.00%, 1.00% floor. An unused rate of 1.00% is charged on the principal while undrawn. The delayed draw term loan is owned by the Company as indicated in note 5 above. The term loan of $2,500 par value is also owned by the Company as indicated in note 5 above.
(17)	Colony Hardware Corporation has an undrawn delayed draw term loan of $646 par value at LIBOR + 6.00%, 1.00% floor. An unused rate of 1.00% is charged on the principal while undrawn.

As of March 31, 2016, investments—non-controlled/non-affiliated, at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$231,000	$226,013	90.96%
Second Lien Debt	23,671	22,462	9.04

Total	$254,671	$248,475	100.00%

The industrial composition of investments—non-controlled/non-affiliated at fair value as of March 31, 2016 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$16,939	$16,679	6.71%
Automotive	8,722	8,677	3.49
Banking, Finance, Insurance & Real Estate	19,435	19,258	7.75
Business Services	31,894	30,177	12.14
Capital Equipment	5,311	5,188	2.09
Chemicals, Plastics & Rubber	10,759	10,363	4.17
Construction & Building	5,605	5,586	2.25
Consumer Services	11,604	11,717	4.72
Containers, Packaging & Glass	17,493	16,510	6.64
Durable Consumer Goods	6,670	6,611	2.66
Energy: Electricity	7,219	7,336	2.95
Energy: Oil & Gas	3,239	3,044	1.23
Environmental Industries	6,365	6,231	2.51
Forest Products & Paper	3,514	3,563	1.43
Healthcare & Pharmaceuticals	19,615	19,491	7.84
High Tech Industries	11,330	11,146	4.49
Hotel, Gaming & Leisure	6,777	6,613	2.66
Media: Advertising, Printing & Publishing	10,371	10,348	4.16
Metals & Mining	3,435	3,380	1.36
Non-durable Consumer Goods	12,603	12,246	4.93
Retail	4,242	4,189	1.69
Software	1,233	1,184	0.48
Telecommunications	16,167	16,019	6.45
Transportation: Cargo	4,897	4,833	1.94
Transportation: Consumer	2,997	3,021	1.22
Utilities: Electric	1,959	1,920	0.77
Wholesale	4,276	3,145	1.27

Total	$254,671	$248,475	100.00%

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

As of March 31, 2016

(dollar amounts in thousands)

(unaudited)

The geographical composition of investments—non-controlled/non-affiliated at fair value as of March, 2016 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Canada	$1,896	$1,876	0.76%
Ireland	2,082	2,121	0.85
United Kingdom	6,362	6,183	2.49
United States	244,331	238,295	95.90

Total	$254,671	$248,475	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2015

(dollar amounts in thousands)

Investments— non-controlled/non-affiliated (1)	Industry	Interest Rate	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (90.62%)
Access CIG, LLC (2) (3) (5)	Business Services	6.00%	10/17/2021	$6,141	$6,095	$6,064	4.61%
AF Borrower LLC (Accuvant) (2) (3) (4)	High Tech Industries	6.25	1/28/2022	4,069	4,014	3,957	3.01
Alpha Packaging Holdings, Inc. (2) (3) (4)	Containers, Packaging & Glass	5.25	5/12/2020	3,803	3,800	3,727	2.83
Anaren, Inc. (2) (3) (4)	Telecommunications	5.50	2/18/2021	3,203	3,178	3,138	2.39
APX Group, Inc. (5) (8)	Consumer Services	6.38	12/1/2019	2,500	2,437	2,394	1.82
Aquilex LLC (2) (3) (4)	Environmental Industries	5.00	12/31/2020	3,430	3,426	3,328	2.53
Audax AAMP Holdings , Inc. (2) (3) (4)	Durable Consumer Goods	6.50	6/24/2017	2,699	2,682	2,665	2.03
Blue Bird Body Company (2) (3) (4) (8)	Transportation: Consumer	6.50	6/27/2020	3,164	3,037	3,120	2.37
Brooks Equipment Company, LLC (2) (3) (4)	Construction & Building	6.35	8/29/2020	1,802	1,790	1,774	1.35
Capstone Logistics Acquisition, Inc. (2) (3) (4)	Transportation: Cargo	5.50	10/7/2021	4,938	4,896	4,783	3.64
Captive Resources Midco LLC (2) (3) (4) (10)	Banking, Finance, Insurance & Real Estate	6.75	6/30/2020	4,193	4,127	4,128	3.14
Castle Management Borrower LLC (Highgate Hotels L.P.) (2) (3) (4)	Hotel, Gaming & Leisure	5.50	9/18/2020	2,470	2,452	2,384	1.81
Central Security Group, Inc.(2) (3) (4)	Consumer Services	6.25	10/6/2020	4,950	4,889	4,777	3.63
Colony Hardware Corporation (2) (3) (5)	Construction & Building	7.00	10/23/2021	2,000	1,968	1,979	1.50
CRCI Holdings, Inc. (CLEAResult Consulting, Inc.) (2) (3) (4)	Utilities: Electric	5.25	7/10/2019	1,970	1,964	1,901	1.44
Dent Wizard International Corporation (2) (3) (4)	Automotive	5.75	4/7/2020	3,651	3,631	3,549	2.70
Emerging Markets Communications LLC(2) (3) (4)	Telecommunications	6.75	7/1/2021	1,990	1,803	1,876	1.43
EP Minerals, LLC (2) (3) (4)	Metals & Mining	5.50	8/20/2020	3,456	3,443	3,389	2.58
FCX Holdings Corp. (2) (3) (4)	Capital Equipment	5.50	8/4/2020	3,743	3,741	3,674	2.79
Genex Holdings, Inc. (2) (3) (4)	Banking, Finance, Insurance & Real Estate	5.25	5/30/2021	2,652	2,641	2,602	1.98
Green Energy Partners/Stonewall LLC (2) (3) (5)	Energy: Electricity	6.50	11/13/2021	3,400	3,370	3,350	2.54
Hummel Station LLC (2) (3) (5)	Energy: Electricity	7.00	10/27/2022	4,000	3,843	3,915	2.98
Indra Holdings Corp. (Totes Isotoner) (2) (3) (5)	Non-durable Consumer Goods	5.25	5/1/2021	4,762	4,724	4,606	3.50
International Medical Group, Inc. (2) (3) (5) (9)	Banking, Finance, Insurance & Real Estate	5.75	10/30/2020	5,000	4,903	5,046	3.84
Integro Parent Inc(2) (3) (4)	Banking, Finance, Insurance & Real Estate	6.75	10/30/2022	5,000	4,815	4,839	3.68
InterWrap Corp. (Canada) (2) (3) (4) (8)	Construction & Building	5.25	11/1/2018	1,910	1,900	1,877	1.43
Jackson Hewitt Inc. (2) (3) (4)	Retail	8.00	7/30/2020	2,200	2,159	2,170	1.65
Language Line LLC (2) (3) (4)	Telecommunications	6.50	7/7/2021	4,779	4,735	4,739	3.60
Miller Heiman, Inc. (2) (3) (4)	Business Services	6.75	9/30/2019	6,562	6,497	5,810	4.42
Ministry Brands, LLC (2) (3) (11) (14)	High Tech Industries	8.00	11/20/2021	3,742	3,703	3,607	2.74
Ministry Brands, LLC (2) (3) (9) (15)	High Tech Industries	8.00	11/20/2021	919	905	915	0.70
MSX International, Inc. (2) (3) (4)	Automotive	6.00	8/21/2020	2,085	2,069	2,023	1.54
National Technical Systems, Inc.(2) (3) (12)	Aerospace & Defense	7.00	6/12/2021	5,985	5,909	5,751	4.37
NES Global Talent Finance US LLC (United Kingdom) (2) (3) (4) (8)	Energy: Oil & Gas	6.50	10/3/2019	3,325	3,280	3,172	2.41
Paradigm Acquisition Corp. (2) (3) (5)	Business Services	6.00	6/2/2022	4,378	4,316	4,285	3.26
Pelican Products, Inc. (2) (3) (4)	Containers, Packaging & Glass	5.25	4/11/2020	2,990	2,979	2,848	2.16
Phillips-Medisize Corporation (2) (3) (4)	Chemicals, Plastics & Rubber	4.75	6/16/2021	2,463	2,442	2,392	1.82

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

As of December 31, 2015

(dollar amounts in thousands)

Investments— non-controlled/non-affiliated (1)	Industry	Interest Rate	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (90.62%) (continued)
Plano Molding Company, LLC (2) (3) (5)	Hotel, Gaming & Leisure	7.00%	5/12/2021	$4,378	$4,340	$4,240	3.22%
Product Quest Manufacturing LLC (2) (3) (4) (9)	Containers, Packaging & Glass	6.75	9/9/2020	5,000	4,907	4,966	3.78
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2) (3) (5)	Wholesale	5.50	1/28/2020	4,315	4,286	3,850	2.93
PSC Industrial Holdings Corp. (2) (3) (4)	Environmental Industries	5.75	12/5/2020	2,970	2,945	2,906	2.21
PSI Services LLC (2) (3) (4) (9)	Business Services	8.00	2/27/2021	4,600	4,482	4,691	3.57
RCHP, Inc. (Regionalcare) (2) (3) (4)	Healthcare & Pharmaceuticals	6.00	4/23/2019	6,537	6,489	6,406	4.87
SolAero Technologies Corp. (2) (3) (4)	Telecommunications	5.75	12/10/2020	3,609	3,582	3,504	2.66
SolAero Technologies Corp. (2) (3) (5)	Telecommunications	6.25	12/10/2020	3,002	2,976	2,931	2.23
Synarc -Biocore Holdings, LLC (2) (3) (4)	Healthcare & Pharmaceuticals	5.50	3/10/2021	4,421	4,387	4,200	3.19
Systems Maintenance Services Holding, Inc. (2) (3) (4)	High Tech Industries	5.00	10/18/2019	3,197	3,189	3,142	2.39
TASC, Inc. (2) (3) (4) (8)	Aerospace & Defense	7.00	5/23/2020	4,588	4,428	4,479	3.41
Teaching Strategies, LLC (2) (3) (4)	Media: Advertising, Printing & Publishing	6.00	10/1/2019	4,681	4,665	4,645	3.53
The Hygenic Corporation (Performance Health) (2) (3) (4)	Non-durable Consumer Goods	6.00	10/11/2020	3,980	3,930	3,842	2.92
The SI Organization, Inc (2) (3) (4)	Aerospace & Defense	5.75	11/23/2019	4,389	4,358	4,362	3.32
The Topps Company, Inc.(2) (3) (4)	Non-durable Consumer Goods	7.25	10/2/2018	3,988	3,964	3,988	3.03
Transilwrap Company, Inc. (2) (3) (4)	Chemicals, Plastics & Rubber	5.00	11/22/2019	4,879	4,872	4,783	3.64
U.S. Farathane, LLC (2) (3) (4)	Automotive	6.75	12/23/2021	3,183	3,126	3,135	2.38
Vetcor Professional Practices LLC (2) (3) (4) (13)	Consumer Services	7.00	4/20/2021	2,111	2,092	2,101	1.60
Violin Finco S.A.R.L. (Alexander Mann Solutions) (United Kingdom) (2) (3) (4) (8)	Business Services	5.75	12/20/2019	3,151	3,129	3,147	2.39
Vistage Worldwide Inc. (2) (3) (4)	Business Services	6.50	8/19/2021	4,969	4,922	4,918	3.74
Vitera Healthcare Solutions LLC. (2) (3) (5)	Healthcare & Pharmaceuticals	6.00	11/4/2020	3,303	3,279	3,187	2.42
W/S Packaging Group, Inc. (2) (3) (4)	Containers, Packaging & Glass	5.00	8/9/2019	4,091	4,080	3,996	3.04
Watchfire Enterprises, Inc (2) (3) (4)	Media: Advertising, Printing & Publishing	5.00	10/2/2020	3,421	3,412	3,348	2.55
Zest Holdings, LLC (2) (3) (4)	Durable Consumer Goods	5.00	8/16/2020	4,091	4,091	4,050	3.08

First Lien Debt Total					$224,494	$221,371	168.32%

Second Lien Debt (9.38%)
AF Borrower LLC (Accuvant) (2) (3) (5)	High Tech Industries	10.00%	1/30/2023	$2,000	$1,982	$1,917	1.46%
Allied Security Holdings LLC. (2) (3) (5)	Business Services	8.00	8/13/2021	2,000	1,987	1,865	1.42
AmeriLife Group, LLC (2) (3) (5)	Banking, Finance, Insurance & Real Estate	9.75	1/10/2023	2,000	1,962	1,960	1.49
Argon Medical Devices Inc. (2) (3) (4)	Healthcare & Pharmaceuticals	12.00	6/23/2022	1,000	971	973	0.74
Berlin Packaging L.L.C (2) (3) (5)	Containers, Packaging & Glass	7.75	10/1/2022	1,800	1,788	1,701	1.29
Charter NEX US Holdings Inc. (2) (3) (5)	Chemicals, Plastics & Rubber	9.25	2/5/2023	2,000	1,973	1,892	1.44
Creganna Finance (US) LLC (Ireland) (2) (3) (5) (8)	Healthcare & Pharmaceuticals	9.00	6/1/2022	2,100	2,082	2,066	1.57
DiversiTech Corporation (2) (3) (5)	Capital Equipment	9.00	11/19/2022	1,600	1,580	1,549	1.18
Genex Holdings, Inc. (2) (3) (4)	Banking, Finance, Insurance & Real Estate	8.75	5/30/2022	1,000	988	925	0.70
Genoa, a QoL Healthcare Company, LLC (2) (3) (5)	Retail	8.75	4/28/2023	2,100	2,080	2,020	1.54
Jazz Acquisition, Inc. (Wencor) (2) (3) (5)	Aerospace & Defense	7.75	6/19/2022	800	796	688	0.52

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

As of December 31, 2015

(dollar amounts in thousands)

Investments— non-controlled/non-affiliated (1)	Industry	Interest Rate	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
Second Lien Debt (9.38%) (continued)
MRI Software LLC (2) (3) (4)	Software	9.00%	6/23/2022	$1,250	$1,233	$1,210	0.92%
Phillips-Medisize Corporation (2) (3) (5)	Chemicals, Plastics & Rubber	8.25	6/16/2022	1,500	1,488	1,410	1.07
Prime Security Services Borrower, LLC (Protection One Inc.) (2) (3) (5)	Consumer Services	9.75	7/1/2022	1,300	1,282	1,217	0.93
TASC, Inc. (4) (8)	Aerospace & Defense	12.00	5/23/2021	1,500	1,473	1,519	1.15

Second Lien Debt Total					$23,665	$22,912	17.42%

Total Investments—non-controlled/non-affiliated					$248,159	$244,283	185.74%

(1)	Unless otherwise indicated, issuers of debt investments held by NFIC are domiciled in the United States. Under the Investment Company Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2015, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2015, the Company is not an “affiliated person” of any of these portfolio companies.
(2)	Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), which generally resets quarterly. For each such loan, the Company has provided the interest rate in effect as of December 31, 2015.
(3)	Loan includes interest rate floor feature.
(4)	Denotes that all or a portion of the assets are owned by the Borrower Sub. The Borrower Sub has entered into the Revolving Credit Facility. The lenders of the Revolving Credit Facility have a first lien security interest in substantially all of the assets of the Borrower Sub (see Note 5, Borrowings). Accordingly, such assets are not available to creditors of the Company.
(5)	Denotes that all or a portion of the assets are owned by the Company. The Company has entered into the Facility. The lender of the Facility has a first lien security interest in substantially all of the portfolio investments held by the Company (see Note 5, Borrowings). Accordingly, such assets are not available to creditors of the Borrower Sub.
(6)	Amortized cost represents original cost, including origination fees, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.
(7)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 2, Significant Accounting Policies, and Note 3, Fair Value Measurements), pursuant to the Company’s valuation policy.
(8)	The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(9)	In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders. Pursuant to the agreement among lenders, this investment represents a “last out” first lien loan, which has a secondary priority behind the “first out” first lien loan with respect to principal, interest and other payments.
(10)	Captive Resources Midco, LLC has an undrawn delayed draw term loan of $446 par value at LIBOR + 5.75%, 1.00% floor, and an undrawn revolver of $268 par value at LIBOR +5.75%, 1.00% floor. An unused rate of 1.25% and 0.50% is charged on the delayed draw term loan and revolver principal, respectively, while undrawn. The delayed draw term loan and revolver are both owned by the Company as indicated in note 5 above.
(11)	The Company receives less than the stated interest rate of this loan as a result of an agreement among lenders. Pursuant to the agreement among lenders, this investment represents a “first out” first lien loan, which has first priority ahead of the “last out” first lien loan with respect to principal, interest and other payments.
(12)	National Technical Systems, Inc. has an undrawn delayed draw term loan of $1,031 par value at LIBOR + 6.00%, 1.00% floor, and an undrawn revolver of $469 par value at LIBOR + 6.00%, 1.00% floor. An unused rate of 1.00% and 0.50% is charged on the delayed draw term loan and revolver principal, respectively, while undrawn. The delayed draw term loan and revolver are both owned by the Company as indicated in note 5 above. The term loan of $5,985 par value is owned by the Borrower Sub as indicated in note 4 above.
(13)	Vetcor Professional Practices LLC has an undrawn delayed draw term loan of $281 par value at LIBOR + 6.00%, 1.00% floor. An unused rate of 1.00% is charged on the principal while undrawn. The delayed draw term loan of $519 par value is owned by the Company as indicated in note 5 above. The term loan of $1,592 par value is owned by the Borrower Sub as indicated in note 4 above.
(14)	Ministry Brands, LLC has an undrawn first out delayed draw term loan of $258 par value at LIBOR + 7.00%, 1.00% floor. An unused rate of 1.00% is charged on the delayed draw term loan principal while undrawn. The first out delayed draw term loan of $942 par value is owned by the Company as indicated in note 5 above. The first out term loan of $2,800 par value is owned by the Borrower Sub as indicated in note 4 above.
(15)	Ministry Brands, LLC has an undrawn last out delayed draw term loan of $81 par value at LIBOR + 7.00%, 1.00% floor. An unused rate of 1.00% is charged on the delayed draw term loan principal while undrawn. The last out delayed draw term loan of $294 par value and last out term loan of $625 par value are both owned by the Company as indicated in note 5 above.

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

March 31, 2016

(dollar amounts in thousands, except per share data)

1. ORGANIZATION

NF Investment Corp. (“NFIC” or the “Company”) is a Maryland corporation formed on November 1, 2012, and structured as an externally managed, non-diversified closed-end investment company. NFIC has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). NFIC has elected to be treated, and intends to continue to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

The interim financial statements have been prepared in accordance with US GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with US GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim period presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2015. The results of operations for the three month period ended March 31, 2016 are not necessarily indicative of the operating results to be expected for the full year.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. Cash equivalents are carried at amortized cost, which approximates fair value. The Company’s cash and cash equivalents are held with two large financial institutions and cash held in such financial institutions may, at times, exceed the Federal Deposit Insurance Corporation insured limit.

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

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of March 31, 2016 and December 31, 2015 and for the three month periods ended March 31, 2016 and 2015, no loans in the portfolio contained PIK provisions.

Other Income

Other income may include income such as consent, waiver, amendment and syndication fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees will be amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Consolidated Statements of Assets and Liabilities.

Non-Accrual Income

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2016 and December 31, 2015, and for the three month periods ended March 31, 2016 and 2015, no loans in the portfolio were on non-accrual status.

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

Organization and Offering Costs

The Company agreed to reimburse the Investment Adviser for initial organization and offering costs incurred on behalf of NFIC up to $750. As of March 31, 2016 and December 31, 2015, $663 of organization and offering costs had been incurred by NFIC since inception. The $663 of incurred organization and offering costs are allocated to all stockholders based on their respective capital commitment and are re-allocated amongst all stockholders at the time of each capital drawdown subsequent to the Initial Closing. The Company’s organization costs incurred are expensed and the offering costs are charged against equity when incurred.

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

Recent Accounting Standards Updates

On April 7, 2015, the Financial Accounting Standards Board issued ASU 2015-3, Interest—Imputation of Interest (Subtopic 835-30)—Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-3”). ASU 2015-3 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and premiums. This guidance was effective for the Company on January 1, 2016 and the ASU requires the guidance to be applied on a retrospective basis. The Company adopted the new accounting guidance and it did not have a material impact on the Company’s consolidated financial statements.

In August 2015, the Financial Accounting Standards Board issued ASU 2015-15, Interest—Imputation of Interest (Sub-topic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. In accordance with ASU 2015-15, an entity may defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This guidance was effective for the Company on January 1, 2016. The Company adopted the new accounting guidance and it did not have a material impact on the Company’s consolidated financial statements.

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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of March 31, 2016 and December 31, 2015.

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

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three month periods ended March 31, 2016 and 2015, there were no transfers between levels.

The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Level I	Level II	Level III	Total
Assets
First Lien Debt	—	$2,508	$223,505	$226,013
Second Lien Debt	—	—	22,462	22,462

Total	—	$2,508	$245,967	$248,475

	December 31, 2015
	Level I	Level II	Level III	Total
Assets
First Lien Debt	—	$2,394	$218,977	$221,371
Second Lien Debt	—	—	$22,912	$22,912

Total	—	$2,394	$241,889	$244,283

The changes in the Company’s investments at fair value for which the Company has used Level III inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level III investments still held are as follows:

	Financial Assets For the three month period ended March 31, 2016
	First Lien Debt	Second Lien Debt	Total
Balance, beginning of period	$218,977	$22,912	$241,889
Purchases	10,540	—	10,540
Accretion of discount	133	6	139
Sales	(3,185)	—	(3,185)
Paydowns	(996)	—	(996)
Realized gains (losses)	10	—	10
Net change in unrealized appreciation (depreciation)	(1,974)	(456)	(2,430)

Balance, end of period	$223,505	$22,462	$245,967

Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of March 31, 2016 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statements of Operations	$(2,021)	$(456)	$(2,477)

	Financial Assets For the three month period ended March 31, 2015
	First Lien Debt	Second Lien Debt	Total
Balance, beginning of period	$167,354	$12,328	$179,682
Purchases	21,289	1,970	23,259
Paydowns	(2,931)	—	(2,931)
Accretion of discount	77	4	81
Net change in unrealized appreciation (depreciation)	735	135	870

Balance, end of period	$186,524	$14,437	$200,961

Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of March 31, 2015 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statements of Operations	$750	$135	$885

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

The following tables summarize the quantitative information related to the significant unobservable inputs for Level III instruments which are carried at fair value as of March 31, 2016 and December 31, 2015:

	Fair Value as of March 31, 2016	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$183,818	Discounted Cash Flow	Discount Rate	5.05%	15.19%	7.59%
	39,687	Consensus Pricing	Indicative Quote	75.25%	100.00%	95.02%

Total First Lien Debt	$223,505

Investments in Second Lien Debt	$16,656	Discounted Cash Flow	Discount Rate	9.59%	13.75%	11.17%
	5,806	Consensus Pricing	Indicative Quotes	92.00%	101.00%	95.37%

Total Second Lien Debt	$22,462

Total Debt	$245,967

Total Level III Investments	$245,967

	Fair Value as of December 31, 2015	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$164,534	Discounted Cash Flow	Discount Rate	5.09%	13.37%	7.67%
	54,443	Consensus Pricing	Indicative Quote	96.50%	99.38%	98.07%

Total First Lien Debt	$218,977

Investments in Second Lien Debt	$14,350	Discounted Cash Flow	Discount Rate	9.37%	11.99%	10.56%
	8,562	Consensus Pricing	Indicative Quotes	93.25%	101.25%	96.28%

Total Second Lien Debt	$22,912

Total Debt	$241,889

Total Level III Investments	$241,889

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

Financial instruments disclosed but not carried at fair value

The following table presents the carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$110,867	$110,867	$118,194	$118,194

Total	$110,867	$110,867	$118,194	$118,194

The carrying values of the secured borrowings approximate their respective fair values and are categorized as Level III within the hierarchy. Secured borrowings are valued generally using discounted cash flow analysis. The significant unobservable inputs used in the fair value measurement of the Company’s secured borrowings are discount rates. Significant increases in discount rates would result in a significantly lower fair value measurement.

The carrying value of other financial assets and liabilities approximates their fair value based on the short term nature of these items.

4. RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

On July 10, 2013, the Company’s Board of Directors, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the Investment Company Act (the “Independent Directors”), approved an investment advisory agreement (the “Investment Advisory Agreement”) between the Company and the Investment Adviser in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, Section 15(c) of the Investment Company Act. The initial term of the Investment Advisory Agreement is two years from July 10, 2013 and, unless terminated earlier, the Investment Advisory Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the vote of the Board of Directors and by the vote of a majority of the Independent Directors. On March 10, 2016, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the Advisory Agreement for a one year period. The Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party. Subject to the overall supervision of the Board of Directors, the Investment Adviser provides investment advisory services to the Company. For providing these services, the Investment Adviser receives management fees from the Company.

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

For the three month periods ended March 31, 2016 and 2015, management fees were $154 and $119, respectively.

As of March 31, 2016 and December 31, 2015, $154 and $151, respectively, was included in management fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

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

For the three month periods ended March 31, 2016 and 2015, NFIC incurred $45 and $33, respectively, in fees under the Administrative Agreement, which were included in administrative service fees in the accompanying Consolidated Statements of Operations. As of March 31, 2016 and December 31, 2015, $50 and $35, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

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

For the three month periods ended March 31, 2016 and 2015, fees incurred in connection with the Sub-Administration Agreement, which amounted to $60 and $45, respectively, were included in other general and administrative in the accompanying Consolidated Statements of Operations. As of March 31, 2016 and December 31, 2015, $60 and $60, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.

Placement Fees

On July 10, 2013, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee to TCG for TCG’s services.

For the three month periods ended March 31, 2016 and 2015, TCG did not earn or receive any placement fees from NFIC stockholders in connection with the issuance or sale of the Company’s common stock.

Board of Directors

NFIC’s Board of Directors currently consists of seven members, four of whom are Independent Directors. The Board of Directors has established an Audit Committee consisting of its Independent Directors and a Pricing Committee of the Board of Directors (the “Pricing Committee”), and may establish additional committees in the future. For the three month periods ended March 31, 2016 and 2015, NFIC incurred $61 and $59, respectively, in fees and expenses associated with its Independent Directors, the Audit Committee and the Pricing Committee. As of March 31, 2016 and December 31, 2015, $0 was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities. As of March 31, 2016 and December 31, 2015, certain current directors had committed $1,000 in capital commitments to the Company.

5. BORROWINGS

In accordance with the Investment Company Act, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of March 31, 2016 and December 31, 2015, asset coverage was 223.72% and 211.27%, respectively. During the three month period ended March 31, 2016, there were secured borrowings of $2,500 under the Facility and repayments of $9,827 under the Revolving Credit Facility and Facility. During the three month period ended March 31, 2015, there were secured borrowings of $35,700 under the Revolving Credit Facility and Facility and repayments of $22,000 under the Facility. As of March 31, 2016 and December 31, 2015, there were $110,867 and $118,194, respectively, in secured borrowings outstanding.

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

As of March 31, 2016 and December 31, 2015, the Borrower Sub was in compliance with all covenants and other requirements of the Revolving Credit Facility.

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

Subject to certain exceptions, the Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Company and the Company’s unfunded investor equity capital commitments (provided that the amount of unfunded capital commitments ultimately available to the lenders is limited to $34,000). The pledge of unfunded investor equity capital commitments was subject to release upon the earlier of (a) the date eligible investments held by the Company are equal to or greater than $62,500 and the Facility’s borrowing base equity test is satisfied and (b) the date the borrower has received equity capital contributions in an amount equal to $34,000. Such eligible investments and shareholder equity thresholds have been satisfied as of March 31, 2016. The Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity, liquidity and interest coverage, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.

As of March 31, 2016 and December 31, 2015, the Company was in compliance with all covenants and other requirements of the Facility.

Summary of Facilities

The facilities of the Company and the Borrower Sub consisted of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$120,000	$83,867	$36,133	$3,590
Facility	50,000	27,000	23,000	12,604

Total	$170,000	$110,867	$59,133	$16,194

	December 31, 2015
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$120,000	$87,194	$32,806	$2,753
Facility	50,000	31,000	19,000	10,526

Total	$170,000	$118,194	$51,806	$13,279

(1)	The unused portion is the amount upon which commitment fees are based.
(2)	Available for borrowing based on the computation of collateral to support the borrowings.

As of March 31, 2016 and December 31, 2015, $478 and $417, respectively, of interest expense, $47 and $61, respectively, of unused commitment fees and $19 and $19, respectively, of other fees were included in interest and credit facility fees payable. For the three month periods ended March 31, 2016 and 2015, the average interest rate was 2.21% and 1.92%, respectively, and average principal debt outstanding was $116,959 and $86,066, respectively. As of March 31, 2016 and December 31, 2015, the interest rate was 2.20% and 2.04%, respectively, based on floating LIBOR rates.

For the three month periods ended March 31, 2016 and 2015, the components of interest expense and credit facility fees on the facilities were as follows:

	For the three month periods ended
	March 31, 2016	March 31, 2015
Interest expense	$655	$413
Facility unused commitment fee	62	120
Amortization of deferred financing costs	94	134
Other fees	17	16

Total interest expense and credit facility fees	$828	$683

Cash paid for interest expense	$593	$361

6. COMMITMENTS AND CONTINGENCIES

A summary of significant contractual payment obligations was as follows as of March 31, 2016 and December 31, 2015:

	Secured Borrowings
Payment Due by Period	March 31, 2016	December 31, 2015
Less than 1 Year	$—	$—
1-3 Years	—	—
3-5 Years	27,000	31,000
More than 5 Years	83,867	87,194

Total	$110,867	$118,194

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification and warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of March 31, 2016 and December 31, 2015 for any such exposure.

As of March 31, 2016 and December 31, 2015, the Company had $190,077 in total capital commitments from stockholders, of which $45,540 and $53,540, respectively, was unfunded. As of March 31, 2016 and December 31, 2015, certain current directors had committed $1,000 in capital commitments to the Company.

Upon the earlier of August 6, 2018 and the completion of a Qualified IPO by Carlyle GMS Finance, investors will be released from any further obligation under their capital commitments to purchase additional shares of common stock, subject to certain exceptions contained in their investment subscription agreements.

The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	March 31, 2016	December 31, 2015
Unfunded delayed draw commitments	$4,932	$2,097
Unfunded revolving term loan commitments	737	737

Total unfunded commitments	$5,669	$2,834

7. NET ASSETS

The Company has the authority to issue 200,000,000 shares of common stock, $0.01 per share par value.

During the three month period ended March 31, 2016, the Company issued 415,364 shares for $8,000. The following table summarizes capital activity during the three month period ended March 31, 2016:

	Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss) on Investments	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of period	6,864,244	$69	$135,956	$(45)	$(638)	53	$(3,876)	$131,519
Common stock issued	415,364	4	7,996	—	—	—	—	8,000
Net investment income (loss)	—	—	—	—	3,159	—	—	3,159
Net realized gain (loss) on investments—non-controlled/non-affiliated	—	—	—	—	—	10	—	10
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	—	—	—	—	—	—	(2,320)	(2,320)
Dividends declared	—	—	—	—	(3,203)	—	—	(3,203)

Balance, end of period	7,279,608	$73	$143,952	$(45)	$(682)	$63	$(6,196)	$137,165

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

The following table summarizes total shares issued and proceeds received related to capital subscriptions for the Company’s common stock during the three month period ended March 31, 2016:

	Shares Issued	Proceeds Received
March 11, 2016	415,364	$8,000

Total	415,364	$8,000

The following table summarizes total shares issued and proceeds received related to capital subscriptions for the Company’s common stock during the three month period ended March 31, 2015:

	Shares Issued	Proceeds Received
January 16, 2015	203,045	$4,000
February 26, 2015	659,901	13,001

Total	862,946	$17,001

Subscribed but unissued shares are presented in equity with a deduction of subscriptions receivable until cash is received for a subscription. There were no subscribed but unissued shares as of March 31, 2016 and December 31, 2015.

Subscription transactions during the three month periods ended March 31, 2016 and 2015 were executed at an offering price at a premium to net asset value due to the requirement to use prior quarter net asset value as offering price unless it would result in the Company selling shares of its common stock at a price below the current net asset value and also in order to effect a reallocation of organizational costs to subsequent investors. Such subscription transactions increased net asset value by $0.01 per share and $0.06 per share, respectively, for the three month periods ended March 31, 2016 and 2015, respectively.

As of March 31, 2016 and December 31, 2015, four stockholders represented 97.3% of total net assets.

The Company computes earnings per common share in accordance with ASC 260, Earnings Per Share. Basic earnings per common share were calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of common shares outstanding for the period.

Basic and diluted earnings per common share were as follows:

	For the three month periods ended
	March 31, 2016	March 31, 2015
Net increase (decrease) in net assets resulting from operations	$849	$2,803
Weighted-average common shares outstanding	6,960,097	5,037,064

Basic and diluted earnings per common share	$0.12	$0.56

The following table summarizes the Company’s dividends declared and payable since inception through the quarter ended March 31, 2016:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 13, 2014	March 31, 2014	April 14, 2014	$0.04	$128
June 26, 2014	June 30, 2014	July 14, 2014	$0.12	$383
September 12, 2014	September 18, 2014	October 9, 2014	$0.24	$825
December 19, 2014	December 29, 2014	January 26, 2015	$0.27	$1,247
March 11, 2015	March 13, 2015	April 17, 2015	$0.30	$1,645
June 24, 2015	June 30, 2015	July 22, 2015	$0.35	$2,191
September 24, 2015	September 24, 2015	October 22, 2015	$0.40	$2,563
December 29, 2015	December 29, 2015	January 22, 2016	$0.47	$3,226
March 10, 2016	March 14, 2016	April 22, 2016	$0.44	$3,203

8. CONSOLIDATED FINANCIAL HIGHLIGHTS

The following is a schedule of consolidated financial highlights for the three month periods ended March 31, 2016 and 2015:

	For the three month periods ended
	March 31, 2016	March 31, 2015
Per Share Data:
Net asset value per share, beginning of period	$19.16	$19.34
Net investment income (loss) (1)	0.45	0.37
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(0.34)	0.14

Net increase (decrease) in net assets resulting from operations	0.11	0.51

Dividends declared (2)	(0.44)	(0.30)
Effect of subscription offering price (3)	0.01	0.06

Net asset value per share, end of period	$18.84	$19.61

Number of shares outstanding, end of period	7,279,608	5,481,510
Total return (4)	0.63%	2.95%
Net assets, end of period	$137,165	$107,468
Ratio to average net assets (5):
Operating expenses	1.02%	1.06%
Net investment income (loss)	2.38%	1.80%
Interest expense and credit facility fees	0.62%	0.67%
Ratios/Supplemental Data:
Asset coverage, end of period	223.72%	213.60%
Portfolio turnover	1.70%	1.53%
Total committed capital, end of period	$190,077	$190,077
Ratio of total contributed capital to total committed capital, end of period	76.04%	57.36%
Weighted-average shares outstanding	6,960,097	5,037,064

(1)	Net investment income (loss) per share was calculated as net investment income (loss) for the period divided by the weighted average number of shares outstanding for the period.
(2)	Dividends declared per share was calculated as the sum of dividends declared during the period divided by the number of shares outstanding at each respective quarter-end date (refer to Note 7).
(3)	Increase is due to offering price of subscriptions during the period (refer to Note 7).
(4)	Total return (not annualized) is based on the change in net asset value per share during the period plus the declared dividends, divided by the beginning net asset value for the period. Total return for the three month periods ended March 31, 2016 and 2015 is inclusive of $0.01 and $0.06, respectively, per share increase in net asset value for the periods related to the offering price of subscriptions. Excluding the effects of the higher offering price of subscriptions, total return (not annualized) would have been 0.57% and 2.64%, respectively (refer to Note 7).
(5)	These ratios to average net assets have not been annualized.

9. LITIGATION

The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of March 31, 2016 and December 31, 2015, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.

In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.

10. TAX

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of March 31, 2016 and December 31, 2015.

In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of March 31, 2016 and December 31, 2015, the Company had filed tax returns and therefore is subject to examination.

The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of dividends declared for the three month periods ended March 31, 2016 and 2015 was as follows:

	For the three month periods ended
	March 31, 2016	March 31, 2015
Ordinary income	$3,203	$1,645
Tax return of capital	$—	$—

11. SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.

Subsequent to March 31, 2016, the Company borrowed $500 under the Revolving Credit Facility to fund investment acquisitions.

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2015 and Part II, Item 1A of and elsewhere in this Form 10-Q.

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

OVERVIEW

Management’s Discussion and Analysis should be read in conjunction with Part I, Item 1 of this Form 10-Q “Financial Statements.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2015 and Part II, Item 1A of this Form 10-Q “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements.

NF Investment Corp. (“we”, “us”, “our”, “NFIC” or the “Company”) is a Maryland corporation formed on November 1, 2012, and structured as an externally managed, non-diversified closed-end investment company. NFIC has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). NFIC has elected to be treated, and intends to continue to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended, (the “Code”).

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

Expenses

Our primary operating expenses include the payment of: (i) management fees to our Investment Adviser pursuant to an investment advisory agreement (the “Investment Advisory Agreement”) between us and our Investment Adviser; (ii) costs and other expenses and our allocable portion of overhead incurred by the Administrator in performing its administrative obligations under an administration agreement (the “Administration Agreement”) between us and our Administrator; and (iii) other operating expenses as detailed below:

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

PORTFOLIO AND INVESTMENT ACTIVITY

The fair value of our investments was approximately $248,475 comprised of 72 portfolio companies as of March 31, 2016. The fair value of our investments was approximately $244,283 comprised of 70 portfolio companies as of December 31, 2015.

The Company’s investment activity for the three month periods ended March 31, 2016 and 2015 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the three month periods ended
	March 31, 2016	March 31, 2015
Investments—non-controlled/non-affiliated:
Total investments—non-controlled/non-affiliated, beginning of period	$248,159	$183,390
New investments purchased	10,540	23,259
Net accretion of discount on securities	143	87
Net realized gain (loss) on investments	10	—
Investments sold or repaid	(4,181)	(2,931)

Total Investments—non-controlled/non-affiliated, end of period	$254,671	$203,805

Principal amount of investments funded:
First Lien Debt	$10,760	$21,590
Second Lien Debt	—	2,000

Total	$10,760	$23,590

Principal amount of investments sold or repaid:
First Lien Debt	$(4,181)	$(2,931)
Second Lien Debt	—	—

Total	$(4,181)	$(2,931)

Number of new funded investments	8	8
Average new funded investment amount	$1,318	$2,907
Percentage of new funded debt investments at floating rates	100%	100%

As of March 31, 2016 and December 31, 2015, investments—non-controlled/non-affiliated consisted of the following:

	March 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	$231,000	$226,013	$224,494	$221,371
Second Lien Debt	23,671	22,462	23,665	22,912

Total	$254,671	$248,475	$248,159	$244,283

The weighted average yields (1) for our first and second lien debt, based on the amortized cost and fair value as of March 31, 2016 and December 31, 2015, were as follows:

	March 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	6.54%	6.69%	6.47%	6.56%
Second Lien Debt	9.50%	10.01%	9.33%	9.64%

(1)	Weighted average yields do not include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2016 and December 31, 2015. Actual yields earned over the life of each investment could differ materially from the yields presented above.

See the Consolidated Schedules of Investments as of March 31, 2016 and December 31, 2015 in our consolidated financial statements in Part I, Item 1 of this Form 10-Q for more information on these investments, including a list of companies and type and amount of investments.

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

Our Investment Adviser monitors and, when appropriate, changes the investment ratings assigned to each debt investment in our portfolio. In connection with our quarterly valuation process, our Investment Adviser reviews our investment ratings on a regular basis. The following table summarizes the Internal Risk Ratings as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
(dollar amounts in millions)	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Internal Risk Rating 1	$17.0	6.84%	$15.1	6.16%
Internal Risk Rating 2	192.0	77.26	187.5	76.75
Internal Risk Rating 3	27.0	10.87	37.9	15.51
Internal Risk Rating 4	12.5	5.03	3.8	1.58
Internal Risk Rating 5	—	—	—	—
Internal Risk Rating 6	—	—	—	—

Total	$248.5	100.00%	$244.3	100.00%

As of March 31, 2016 and December 31, 2015, the weighted average Internal Risk Rating of our debt investment portfolio was 2.1.

CONSOLIDATED RESULTS OF OPERATIONS

For the three month periods ended March 31, 2016 and 2015

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.

Investment Income

Interest income for the three month periods ended March 31, 2016 and 2015 were as follows:

	For the three month periods ended
	March 31, 2016	March 31, 2015
Interest income from non-controlled/non-affiliated investments	$4,519	$2,929

Total investment income	$4,519	$2,929

The increase in interest income for the three month period ended March 31, 2016 from the comparable period in 2015 was driven by our deployment of capital and increasing invested balance. As of March 31, 2016, the size of our portfolio increased to $254,671 from $203,805 as of March 31, 2015, at amortized cost, and total principal amount of investments outstanding increased to $257,707 from $205,849 as of March 31, 2015. As of March 31, 2016, the weighted average yield of our first and second lien debt increased to 6.82% from 6.21% as of March 31, 2015, on amortized cost.

Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of March 31, 2016 and 2015, all of our first and second lien debt investments were performing and current on their interest payments.

Net investment income for the three month periods ended March 31, 2016 and 2015 was as follows:

	For the three month periods ended
	March 31, 2016	March 31, 2015
Total investment income from non-controlled/non-affiliated investments	$4,519	$2,929
Total expenses	1,360	1,084

Net investment income	$3,159	$1,845

Expenses

	For the three month periods ended
	March 31, 2016	March 31, 2015
Management fees	$154	$119
Professional fees	163	106
Administrative service fees	45	33
Interest expense	655	413
Credit facility fees	173	270
Directors’ fees and expenses	61	59
Other general and administrative	109	84

Total expenses	$1,360	$1,084

Interest expense and credit facility fees for the three month periods ended March 31, 2016 and 2015 were comprised of the following:

	For the three month periods ended
	March 31, 2016	March 31, 2015
Interest expense	$655	$413
Facility unused commitment fee	62	120
Amortization of deferred financing costs	94	134
Other fees	17	16

Total interest expense and credit facility fees	$828	$683

Cash paid for interest expense	$593	$361

The increase in interest expense for the three month period ended March 31, 2016 from the comparable period in 2015 was driven by increased usage of the Company’s credit facilities and increased deployment of capital to investments. For the three month periods ended March 31, 2016 and 2015, the weighted average interest rate under the facilities was 2.21% and 1.92%, respectively, and average principal debt outstanding was $116,959 and $86,066, respectively.

The increase in management fees for the three month period ended March 31, 2016 from the comparable period in 2015 was driven by our deployment of capital and increasing invested balance. See Note 4 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information on the management fees.

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

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments

During the three months ended March 31, 2016, the Company had a realized gain on 2 investments totaling approximately $10. During the three month periods ended March 31, 2016 and 2015, the Company had a change in unrealized appreciation on 33 and 45 investments, respectively, totaling approximately $1,277 and $1,786, respectively, which was offset by a change in unrealized depreciation on 41 and 17 investments, respectively, totaling approximately $3,597 and $828, respectively.

	For the three month periods ended
	March 31, 2016	March 31, 2015
Net realized gain (loss) on investments—non-controlled/non-affiliated	$10	$—
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	(2,320)	958

Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$(2,310)	$958

Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three month periods ended March 31, 2016 and 2015 were as follows:

	For the three month periods ended
	March 31, 2016		March 31, 2015
Type	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$10	$(1,864)	$—	$823
Second Lien Debt	—	(456)	—	135

Total	$10	$(2,320)	$—	$958

Net change in unrealized depreciation in our investments for the three months ended March 31, 2016 compared to the comparable period in 2015 was primarily due to changes in various inputs utilized under our valuation methodology, including, but not limited to, market spreads, leverage multiples and borrower ratings.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash from the net proceeds of offerings of our common stock and through cash flows from operations, including investment sales and repayments as well as income earned on investments and cash equivalents. We may also fund a portion of our investments through borrowings under the Borrower Sub’s senior secured revolving credit facility (as amended, the “Revolving Credit Facility”) and/or the Company’s senior secured revolving credit facility (as amended, the, “Facility”).

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

As of March 31, 2016 and December 31, 2015, the Company had $4,164 and $7,404, respectively, in cash and cash equivalents. The facilities of the Company and the Borrower Sub consisted of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$120,000	$83,867	$36,133	$3,590
Facility	50,000	27,000	23,000	12,604

Total	$170,000	$110,867	$59,133	$16,194

	December 31, 2015
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$120,000	$87,194	$32,806	$2,753
Facility	50,000	31,000	19,000	10,526

Total	$170,000	$118,194	$51,806	$13,279

(1)	The unused portion is the amount upon which commitment fees are based.
(2)	Available for borrowing based on the computation of collateral to support the borrowings.

Equity Activity

There were no investor equity capital commitments made to the Company during the three month periods ended March 31, 2016 and 2015. As of March 31, 2016 and December 31, 2015, the Company had $190,077 in total capital commitments from stockholders, of which $45,540 and $53,540, respectively, was unfunded. As of March 31, 2016 and December 31, 2015, certain current directors had committed $1,000 in capital commitments to the Company.

Shares issued as of March 31, 2016 and December 31, 2015 were 7,279,608 and 6,864,244, respectively.

The following table summarizes activity in the number of shares of our common stock outstanding during the three month periods ended March 31, 2016 and 2015:

	For the three month periods ended
	March 31, 2016	March 31, 2015
Shares outstanding, beginning of period	6,864,244	4,618,564
Common stock issued	415,364	862,946

Shares outstanding, end of period	7,279,608	5,481,510

Upon the earlier of August 6, 2018 and the completion of a Qualified IPO by Carlyle GMS Finance, Inc., investors will be released from any further obligation to purchase additional shares of common stock, subject to certain exceptions contained in the subscription agreement.

Contractual Obligations

A summary of our significant contractual payment obligations was as follows as of March 31, 2016 and December 31, 2015:

	Revolving Credit Facility and Facility
Payment Due by Period	March 31, 2016	December 31, 2015
Less than 1 Year	$—	$—
1-3 Years	—	—
3-5 Years	27,000	31,000
More than 5 Years	83,867	87,194

Total	$110,867	$118,194

For more information on the Revolving Credit Facility and Facility, see Note 5 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.

As of March 31, 2016 and December 31, 2015, $83,867 and $87,194, respectively, of secured borrowings were outstanding under the Revolving Credit Facility and $27,000 and $31,000, respectively, were outstanding under the Facility. For the three month periods ended March 31, 2016 and 2015, we incurred $655 and $413, respectively, of interest expense and $62 and $120, respectively, of unused commitment fees.

OFF BALANCE SHEET ARRANGEMENTS

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification and warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of March 31, 2016 and December 31, 2015 included in Part I, Item 1 of this Form 10-Q for any such exposure.

We have in the past and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.

The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	March 31, 2016	December 31, 2015
Unfunded delayed draw commitments	$4,932	$2,097
Unfunded revolving term loan commitments	737	737

Total unfunded commitments	$5,669	$2,834

DIVIDENDS AND DISTRIBUTIONS TO COMMON STOCKHOLDERS

Dividends and distributions, if any, are paid in cash to common stockholders. The following table summarizes the Company’s dividends declared and payable since inception through the quarter ended March 31, 2016:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount	Annualized Dividend Yield (1)
March 13, 2014	March 31, 2014	April 14, 2014	$0.04	$128	1.12%
June 26, 2014	June 30, 2014	July 14, 2014	$0.12	$383	2.46%
September 12, 2014	September 18, 2014	October 9, 2014	$0.24	$825	5.14%
December 19, 2014	December 29, 2014	January 26, 2015	$0.27	$1,247	6.19%
March 11, 2015	March 13, 2015	April 17, 2015	$0.30	$1,645	6.84%
June 24, 2015	June 30, 2015	July 22, 2015	$0.35	$2,191	7.69%
September 24, 2015	September 24, 2015	October 22, 2015	$0.40	$2,563	8.17%
December 29, 2015	December 29, 2015	January 22, 2016	$0.47	$3,226	9.67%
March 10, 2016	March 14, 2016	April 22, 2016	$0.44	$3,203	9.66%

(1)	Annualized dividend yield is calculated by dividing the declared dividend by the weighted average of the net asset value at the beginning of the quarter and the capital called during the quarter and annualizing over 4 quarterly periods.

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in connection with our consolidated financial statements in Part I, Item 1 of this Form 10-Q and in Part II, Item 8 of the Company’s annual report on Form 10-K for the year ended December 31, 2015.

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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of March 31, 2016 and December 31, 2015.

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

The carrying values of the secured borrowings approximate their respective fair values and are categorized as Level III within the hierarchy. Secured borrowings are valued generally using discounted cash flow analysis. The significant unobservable inputs used in the fair value measurement of the Company’s secured borrowings are discount rates. Significant increases in discount rates would result in a significantly lower fair value measurement.

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

Other Income

Other income may include income such as consent, waiver, amendment and syndication fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees will be amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the Consolidated Statements of Assets and Liabilities included in Part I, Item 1 of this Form 10-Q.

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

Interest Rate Risk

As of March 31, 2016, on a fair value basis, approximately 2% of our debt investments bear interest at a fixed rate and approximately 98% of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Interest rates on the investments held within the Company’s portfolio of investments are typically based on floating LIBOR, with many of these investments also having a LIBOR floor. Additionally, the Company’s credit facilities are also subject to floating interest rates and are currently paid based on floating LIBOR rates.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.

The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from the Company’s settled portfolio of investments held as of March 31, 2016 and December 31, 2015. These hypothetical calculations are based on a model of the settled investments in our portfolio, held as of March 31, 2016 and December 31, 2015, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings as of March 31, 2016 and December 31, 2015, and based on the terms of the Company’s credit facilities. Interest expense on the Company’s credit facilities is calculated using the interest rate as of March 31, 2016 and December 31, 2015, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.

The Company regularly measures exposure to interest rate risk. The Company assesses interest rate risk and manages interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2016 and December 31, 2015, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled investments (considering interest rate floors for variable rate instruments) and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	As of March 31, 2016			As of December 31, 2015
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$6,632	$(3,326)	$3,306	$6,470	$(3,546)	$2,924
Up 200 basis points	$4,119	$(2,217)	$1,902	$3,999	$(2,364)	$1,635
Up 100 basis points	$1,606	$(1,109)	$497	$1,528	$(1,182)	$364
Down 100 basis points	$(37)	$485	$448	$—	$508	$508
Down 200 basis points	$(74)	$485	$411	$—	$508	$508
Down 300 basis points	$(111)	$485	$374	$—	$508	$508

Item 4. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer and Treasurer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer and Treasurer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

There have been no changes in our internal control over financial reporting during the three month period ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company may become party to certain lawsuits in the ordinary course of business. The Company is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company. See also Note 9 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2015. For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 11, 2016, which is accessible on the SEC’s website at sec.gov.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as previously reported by the Company on Form 8-K, we did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 5, 2016, the Board of Directors appointed Michael Hart as Chief Executive Officer of the Company. Mr. Hart will continue as an interested director of the Board of Directors and a member of the investment committee of Carlyle GMS Investment Management L.L.C., the Company’s investment adviser.

On May 5, 2016, the Board of Directors appointed Jeffrey Levin as President of the Company, succeeding Mr. Hart.

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NF INVESTMENT CORP.

Dated: May 9, 2016	By	/s/ Venugopal Rathi
Venugopal Rathi
Chief Financial Officer