Form 10-Q
period 2016-06-30
NF Investment Corp.
filed 2016-08-10
CIK 1561528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2016
Common stock, $0.01 par value	7,746,898

NF INVESTMENT CORP.

NF INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(dollar amounts in thousands, except per share data)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $279,219 and $248,159 respectively)	$274,737	$244,283
Cash and cash equivalents	9,010	7,404
Deferred financing costs	1,366	1,510
Interest receivable	801	789
Prepaid expenses and other assets	94	14

Total assets	$286,008	$254,000

LIABILITIES
Payable for investments purchased	$19,015	$—
Secured borrowings (Note 5)	114,521	118,194
Due to Investment Adviser	40	35
Interest and credit facility fees payable (Note 5)	547	497
Management fees payable (Note 4)	163	151
Dividend payable (Note 7)	3,203	3,226
Administrative service fees payable (Note 4)	37	35
Other accrued expenses and liabilities	432	343

Total liabilities	137,958	122,481

Commitments and contingencies (Notes 6 and 9)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 7,746,898 shares and 6,864,244 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	78	69
Paid-in capital in excess of par value	152,947	135,956
Offering costs	(45)	(45)
Accumulated net investment income (loss), net of cumulative dividends of $18,614 and $12,208 at June 30, 2016 and December 31, 2015, respectively	(534)	(638)
Accumulated net realized gain (loss)	86	53
Accumulated net unrealized appreciation (depreciation)	(4,482)	(3,876)

Total net assets	$148,050	$131,519

NET ASSETS PER SHARE	$19.11	$19.16

The accompanying notes are an integral part of these consolidated financial statements

NF INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollar amounts in thousands, except per share data)

(unaudited)

	For the three month periods ended		For the six month periods ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Investment income:
Interest income from non-controlled/non-affiliated investments	$4,714	$3,519	$9,233	$6,448

Total investment income	4,714	3,519	9,233	6,448

Expenses:
Management fees (Note 4)	163	133	317	252
Professional fees	212	218	375	324
Administrative service fees (Note 4)	53	61	98	94
Interest expense (Note 5)	636	494	1,291	907
Credit facility fees (Note 5)	160	190	333	460
Directors’ fees and expenses	26	60	87	119
Other general and administrative	113	120	222	204

Total expenses	1,363	1,276	2,723	2,360

Net investment income (loss)	3,351	2,243	6,510	4,088
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments:
Net realized gain (loss) on investments—non-controlled/non-affiliated	23	50	33	50
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	1,714	107	(606)	1,065

Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	1,737	157	(573)	1,115

Net increase (decrease) in net assets resulting from operations	$5,088	$2,400	$5,937	$5,203

Basic and diluted earnings per common share (Note 7)	$0.70	$0.41	$0.83	$0.96

Weighted-average shares of common stock outstanding—Basic and Diluted (Note 7)	7,315,553	5,825,881	7,137,825	5,433,652

Dividends declared per common share (Note 7)	$0.44	$0.35	$0.88	$0.65

The accompanying notes are an integral part of these consolidated financial statements.

NF INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(dollar amounts in thousands)

(unaudited)

	For the six month periods ended
	June 30, 2016	June 30, 2015
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$6,510	$4,088
Net realized gain (loss) on investments—non-controlled/non-affiliated	33	50
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	(606)	1,065

Net increase (decrease) in net assets resulting from operations	5,937	5,203

Capital transactions:
Common stock issued	17,000	32,501
Dividends declared (Note 10)	(6,406)	(3,836)

Net increase (decrease) in net assets resulting from capital share transactions	10,594	28,665

Net increase (decrease) in net assets	16,531	33,868

Net assets at beginning of period	131,519	89,309

Net assets at end of period	$148,050	$123,177

The accompanying notes are an integral part of these consolidated financial statements.

NF INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

(unaudited)

	For the six month periods ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$5,937	$5,203
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	169	193
Net accretion of discount on securities	(397)	(283)
Net realized (gain) loss on investments—non-controlled/non-affiliated	(33)	(50)
Net change in unrealized (appreciation) depreciation on investments—non-controlled/non-affiliated	606	(1,065)
Cost of investments purchased and change in payable for investments purchased	(29,283)	(72,165)
Proceeds from sales and repayments of investments	17,668	21,268
Changes in operating assets:
Interest receivable	(12)	(222)
Prepaid expenses and other assets	(80)	(17)
Changes in operating liabilities:
Due to Investment Adviser	5	6
Interest and credit facility fees payable	50	97
Management fees payable	12	(38)
Administrative service fees payable	2	13
Other accrued expenses and liabilities	89	69

Net cash provided by (used in) operating activities	(5,267)	(46,991)

Cash flows from financing activities:
Proceeds from issuance of common stock	17,000	32,501
Borrowings on Revolving Credit Facility and Facility	12,000	56,700
Repayments of Revolving Credit Facility and Facility	(15,673)	(38,318)
Debt issuance costs paid	(25)	(18)
Dividends paid in cash	(6,429)	(2,892)

Net cash provided by (used in) financing activities	6,873	47,973

Net increase (decrease) in cash and cash equivalents	1,606	982
Cash and cash equivalents, beginning of period	7,404	2,548

Cash and cash equivalents, end of period	$9,010	$3,530

Supplemental disclosures:
Interest paid during the period	$1,230	$816
Dividends declared during the period	$6,406	$3,836

The accompanying notes are an integral part of these consolidated financial statements.

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of June 30, 2016

(dollar amounts in thousands)

(unaudited)

Investments— non-controlled/non-affiliated (1)	Industry	Interest Rate	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (92.51%)
Access CIG, LLC (2) (3) (5)	Business Services	6.00%	10/17/2021	$6,110	$6,068	$6,093	4.12%
AF Borrower LLC (Accuvant) (2) (3) (4)	High Tech Industries	6.25	1/28/2022	4,049	3,997	4,049	2.73
Alpha Packaging Holdings, Inc. (2) (3) (4)	Containers, Packaging & Glass	5.25	5/12/2020	3,793	3,791	3,741	2.53
Anaren, Inc. (2) (3) (4)	Telecommunications	5.50	2/18/2021	3,187	3,164	3,151	2.13
APX Group, Inc. (5) (8)	Consumer Services	6.38	12/1/2019	2,500	2,444	2,475	1.67
Aquilex LLC (2) (3) (4)	Environmental Industries	5.00	12/31/2020	3,212	3,209	3,152	2.13
Audax AAMP Holdings, Inc. (2) (3) (4)	Durable Consumer Goods	6.50	6/24/2017	2,625	2,614	2,571	1.74
Blue Bird Body Company (2) (3) (4) (8)	Transportation: Consumer	6.50	6/26/2020	2,671	2,573	2,669	1.80
Brooks Equipment Company, LLC (2) (3) (4)	Construction & Building	6.00	8/29/2020	1,752	1,741	1,727	1.17
Capstone Logistics Acquisition, Inc. (2) (3) (4)	Transportation: Cargo	5.50	10/7/2021	4,870	4,831	4,773	3.22
Captive Resources Midco, LLC (2) (3) (4) (10)	Banking, Finance, Insurance & Real Estate	6.75	6/30/2020	4,171	4,113	4,136	2.79
Castle Management Borrower LLC (Highgate Hotels L.P.) (2) (3) (4)	Hotel, Gaming & Leisure	5.50	9/18/2020	2,388	2,373	2,319	1.57
Central Security Group, Inc. (2) (3) (4)	Consumer Services	6.63	10/6/2020	5,721	5,643	5,774	3.90
CIBT Holdings, Inc. (2) (3) (4) (14)	Transportation: Consumer	6.25	6/28/2022	4,222	4,185	4,201	2.84
Colony Hardware Corporation (2) (3) (5)	Construction & Building	7.00	10/23/2021	2,635	2,595	2,634	1.78
CRCI Holdings, Inc. (CLEAResult Consulting, Inc.) (2) (3) (4)	Utilities: Electric	5.25	7/10/2019	1,960	1,955	1,940	1.31
Cvent, Inc. (2) (3) (4)	High Tech Industries	6.00	6/30/2023	4,000	3,964	3,953	2.67
Dent Wizard International Corporation (2) (3) (4)	Automotive	5.75	4/7/2020	3,573	3,555	3,547	2.40
Dimensional Dental Management, LLC (2) (3) (5) (9) (15)	Healthcare & Pharmaceuticals	8.00	2/12/2021	2,500	2,440	2,490	1.68
Emerging Markets Communications, LLC (2) (3) (4)	Telecommunications	6.75	7/1/2021	1,980	1,807	2,000	1.35
EP Minerals, LLC (2) (3) (4)	Metals & Mining	5.50	8/20/2020	3,439	3,427	3,398	2.30
FCX Holdings Corp. (2) (3) (4)	Capital Equipment	5.50	8/4/2020	3,703	3,701	3,634	2.45
Generation Brands Holdings, Inc. (2) (3) (5)	Durable Consumer Goods	6.00	6/10/2022	5,000	4,951	4,944	3.34
Genex Holdings, Inc. (2) (3) (4)	Banking, Finance, Insurance & Real Estate	5.25	5/30/2021	5,032	4,999	4,976	3.36
Green Energy Partners/Stonewall LLC (2) (3) (5)	Energy: Electricity	6.50	11/13/2021	3,400	3,372	3,406	2.30
Hummel Station LLC. (2) (3) (5)	Energy: Electricity	7.00	10/27/2022	4,000	3,852	4,000	2.70
Imagine! Print Solutions, LLC (2) (3) (5)	Media: Advertising, Printing & Publishing	7.00	3/30/2022	2,394	2,359	2,418	1.63
Imperial Bag & Paper Co. LLC (2) (3) (5)	Forest Products & Paper	7.00	1/7/2022	3,555	3,507	3,591	2.43
Indra Holdings Corp. (Totes Isotoner) (2) (3) (5)	Non-durable Consumer Goods	5.25	5/1/2021	4,762	4,727	4,260	2.88
Integro Parent Inc (2) (3) (4)	Banking, Finance, Insurance & Real Estate	6.75	10/30/2022	4,977	4,834	4,874	3.29
International Medical Group, Inc. (2) (3) (5) (9)	Banking, Finance, Insurance & Real Estate	5.75	10/30/2020	5,000	4,909	4,932	3.33
Jackson Hewitt Inc. (2) (3) (4)	Retail	8.00	7/30/2020	2,156	2,120	2,154	1.45
Language Line, LLC (2) (3) (4)	Telecommunications	6.50	7/7/2021	4,439	4,401	4,428	2.99
Miller Heiman, Inc. (2) (3) (4)	Business Services	7.00	9/30/2019	6,477	6,417	4,393	2.97
Ministry Brands, LLC (2) (3) (4) (5) (11)	High Tech Industries	8.00	11/20/2021	5,350	5,286	5,288	3.57
Ministry Brands, LLC (2) (3) (5) (9)	High Tech Industries	8.00	11/20/2021	1,582	1,559	1,607	1.09
MSX International, Inc. (2) (3) (4)	Automotive	6.00	8/21/2020	2,085	2,070	2,072	1.40
National Technical Systems, Inc. (2) (3) (12)	Aerospace & Defense	7.25	6/12/2021	5,955	5,887	5,761	3.89
NES Global Talent Finance US LLC (United Kingdom) (2) (3) (4) (8)	Energy: Oil & Gas	6.50	10/3/2019	3,238	3,198	3,051	2.06
Netsmart Technologies, Inc. (2) (3) (5)	High Tech Industries	5.75	4/19/2023	4,600	4,555	4,582	3.09
Paradigm Acquisition Corp. (2) (3) (5)	Business Services	6.00	6/2/2022	4,356	4,299	4,316	2.92

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

As of June 30, 2016

(dollar amounts in thousands)

(unaudited)

Investments— non-controlled/non-affiliated (1)	Industry	Interest Rate	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (92.51%) (continued)
Pelican Products, Inc. (2) (3) (4)	Containers, Packaging & Glass	5.25%	4/11/2020	$2,924	$2,914	$2,838	1.92%
Phillips-Medisize Corporation (2) (3) (4)	Chemicals, Plastics & Rubber	4.75	6/16/2021	2,450	2,432	2,426	1.64
Plano Molding Company, LLC (2) (3) (5)	Hotel, Gaming & Leisure	7.00	5/12/2021	4,356	4,321	4,256	2.87
Product Quest Manufacturing LLC (2) (3) (4) (9)	Containers, Packaging & Glass	6.75	9/9/2020	5,000	4,914	4,785	3.23
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2) (3) (5)	Wholesale	5.50	1/28/2020	4,293	4,267	3,158	2.13
PSC Industrial Holdings Corp. (2) (3) (4)	Environmental Industries	5.75	12/5/2020	2,955	2,933	2,911	1.97
PSI Services LLC (2) (3) (4) (9)	Business Services	8.00	2/27/2021	5,126	5,006	5,046	3.41
Reliant Pro Rehab, LLC (2) (3) (5) (9)	Healthcare & Pharmaceuticals	11.00	12/29/2017	2,494	2,456	2,475	1.67
SolAero Technologies Corp. (2) (3) (5)	Telecommunications	6.25	12/10/2020	3,002	2,978	2,890	1.95
SolAero Technologies Corp. (2) (3) (4)	Telecommunications	6.25	12/10/2020	3,609	3,584	3,474	2.35
Synarc-Biocore Holdings, LLC (2) (3) (4)	Healthcare & Pharmaceuticals	5.50	3/10/2021	4,399	4,368	4,315	2.91
TASC, Inc. (2) (3) (4) (8)	Aerospace & Defense	7.00	5/23/2020	4,472	4,331	4,465	3.02
Teaching Strategies, LLC (2) (3) (4)	Media: Advertising, Printing & Publishing	6.13	10/1/2019	4,515	4,501	4,498	3.04
The Hygenic Corporation (Performance Health) (2) (3) (4)	Non-durable Consumer Goods	7.50	10/11/2020	3,960	3,914	3,960	2.67
The SI Organization, Inc. (2) (3) (4)	Aerospace & Defense	5.75	11/23/2019	5,910	5,871	5,873	3.97
The Topps Company, Inc. (2) (3) (4)	Non-durable Consumer Goods	7.25	10/2/2018	3,827	3,807	3,827	2.58
Transilwrap Company, Inc. (2) (3) (4)	Chemicals, Plastics & Rubber	4.75	11/22/2019	4,854	4,848	4,799	3.24
Transilwrap Company, Inc. (2) (3) (4)	Chemicals, Plastics & Rubber	5.50	11/22/2019	1,771	1,762	1,758	1.19
U.S. Acute Care Solutions, Inc. (2) (3) (4)	Healthcare & Pharmaceuticals	6.00	5/15/2021	6,000	5,956	5,957	4.02
U.S. Farathane, LLC (2) (3) (4)	Automotive	5.75	12/23/2021	5,078	5,027	5,043	3.41
Vetcor Professional Practices, LLC (2) (3) (13)	Consumer Services	7.25	4/20/2021	4,061	3,986	4,019	2.71
Violin Finco S.A.R.L. (Alexander Mann Solutions) (United Kingdom) (2) (3) (4)	Business Services	5.75	12/20/2019	2,945	2,927	2,945	1.99
Vistage Worldwide, Inc. (2) (3) (4)	Business Services	6.50	8/19/2021	4,906	4,863	4,885	3.30
Vitera Healthcare Solutions, LLC (2) (3) (5)	Healthcare & Pharmaceuticals	6.00	11/4/2020	3,286	3,264	3,127	2.11
W/S Packaging Group, Inc. (2) (3) (4)	Containers, Packaging & Glass	5.00	8/9/2019	4,069	4,059	3,723	2.51
Watchfire Enterprises, Inc. (2) (3) (4)	Media: Advertising, Printing & Publishing	5.00	10/2/2020	3,342	3,334	3,295	2.23
Zest Holdings, LLC (2) (3) (4)	Durable Consumer Goods	5.25	8/16/2020	4,022	4,022	3,921	2.65

First Lien Debt Total					$258,137	$254,149	171.66%

Second Lien Debt (7.49%)
AF Borrower LLC (Accuvant) (2) (3) (5)	High Tech Industries	10.00%	1/30/2023	$2,000	$1,982	$1,850	1.25%
Allied Security Holdings LLC (2) (3) (5)	Business Services	8.00	8/13/2021	2,000	1,988	2,000	1.35
AmeriLife Group, LLC (2) (3) (5)	Banking, Finance, Insurance & Real Estate	9.75	1/10/2023	2,000	1,964	1,907	1.29
Argon Medical Devices, Inc. (2) (3) (4)	Healthcare & Pharmaceuticals	10.50	6/23/2022	1,000	972	1,010	0.68
Berlin Packaging L.L.C (2) (3) (5)	Containers, Packaging & Glass	7.75	10/1/2022	1,800	1,789	1,760	1.19
Charter NEX US Holdings, Inc. (2) (3) (5)	Chemicals, Plastics & Rubber	9.25	2/5/2023	1,479	1,460	1,448	0.98
DiversiTech Corporation (2) (3) (5)	Capital Equipment	9.00	11/19/2022	1,600	1,581	1,546	1.04
Genex Holdings, Inc. (2) (3) (4)	Banking, Finance, Insurance & Real Estate	8.75	5/30/2022	1,000	989	969	0.66

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

As of June 30, 2016

(dollar amounts in thousands)

(unaudited)

Investments— non-controlled/non-affiliated (1)	Industry	Interest Rate	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
Second Lien Debt (7.49%) (continued)
Genoa, a QoL Healthcare Company, LLC (2) (3) (5)	Retail	8.75%	4/28/2023	$2,100	$2,081	$2,035	1.37%
Jazz Acquisition, Inc. (Wencor) (2) (3) (5)	Aerospace & Defense	7.75	6/19/2022	800	797	631	0.43
MRI Software, LLC (2) (3) (4)	Software	9.00	6/23/2022	1,250	1,234	1,203	0.81
Phillips-Medisize Corporation (2) (3) (5)	Chemicals, Plastics & Rubber	8.25	6/16/2022	1,500	1,488	1,418	0.96
Prime Security Services Borrower, LLC (Protection One, Inc.) (2) (3) (5)	Consumer Services	9.75	7/1/2022	1,300	1,283	1,308	0.88
TASC, Inc. (4) (8)	Aerospace & Defense	12.00	5/21/2021	1,500	1,474	1,503	1.02

Second Lien Debt Total					$21,082	$20,588	13.91%

Total Investments—non-controlled/non-affiliated					$279,219	$274,737	185.57%

(1)	Unless otherwise indicated, issuers of debt investments held by NF Investment Corp. (“NFIC” or the “Company”) are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of June 30, 2016, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2016, the Company is not an “affiliated person” of any of these portfolio companies.
(2)	Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), which generally resets quarterly. For each such loan, the Company has provided the interest rate in effect as of June 30, 2016.
(3)	Loan includes interest rate floor feature.
(4)	Denotes that all or a portion of the assets are owned by the Company’s wholly owned subsidiary, NFIC SPV LLC (the “Borrower Sub”). The Borrower Sub has entered into a senior secured revolving credit facility (as amended, the “Revolving Credit Facility”). The lenders of the Revolving Credit Facility have a first lien security interest in substantially all of the assets of the Borrower Sub (see Note 5, Borrowings). Accordingly, such assets are not available to creditors of the Company.
(5)	Denotes that all or a portion of the assets are owned by the Company. The Company has entered into a senior secured revolving credit facility (as amended, the “Facility”). The lender of the Facility has a first lien security interest in substantially all of the portfolio investments held by the Company (see Note 5, Borrowings). Accordingly, such assets are not available to creditors of the Borrower Sub.
(6)	Amortized cost represents original cost, including origination fees, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.
(7)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 2, Significant Accounting Policies, and Note 3, Fair Value Measurements), pursuant to the Company’s valuation policy.
(8)	The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(9)	In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders as follows: Dimensional Dental Management, LLC (4.77%), International Medical Group, Inc. (6.42%), Ministry Brands, LLC (2.75%), Product Quest Manufacturing LLC (3.27%), PSI Services LLC (4.50%) and Reliant Pro Rehab, LLC (nil). Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.
(10)	Captive Resources Midco, LLC has an undrawn delayed draw term loan of $446 par value at LIBOR + 5.75%, 1.00% floor, and an undrawn revolver of $268 par value at LIBOR +5.75%, 1.00% floor. An unused rate of 1.25% and 0.50% is charged on the delayed draw term loan and revolver principal, respectively, while undrawn. The delayed draw term loan and revolver are both owned by the Company as indicated in note 5 above.
(11)	The Company receives less than the stated interest rate of this loan as a result of an agreement among lenders. The interest rate reduction is 2.75% on Ministry Brands, LLC. Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/first out loan, which has first priority ahead of the first lien/last out loan with respect to principal, interest and other payments.
(12)	National Technical Systems, Inc. has an undrawn delayed draw term loan of $1,031 par value at LIBOR + 6.25%, 1.00% floor, and an undrawn revolver of $469 par value at LIBOR + 6.25%, 1.00% floor. An unused rate of 1.00% and 0.50% is charged on the delayed draw term loan and revolver principal, respectively, while undrawn. The delayed draw term loan and revolver are both owned by the Company as indicated in note 5 above. The term loan of $5,955 par value is owned by the Borrower Sub as indicated in note 4 above.
(13)	Vetcor Professional Practices LLC has an undrawn delayed draw term loan of $1,305 par value at LIBOR + 6.25%, 1.00% floor. An unused rate of 1.00% is charged on the principal while undrawn. The undrawn delayed draw term loan and the drawn delayed draw term loan of $671 par value are owned by the Company as indicated in note 5 above. The term loan of $3,390 par value is owned by the Borrower Sub as indicated in note 4 above.

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

As of June 30, 2016

(dollar amounts in thousands)

(unaudited)

(14)	CIBT Holdings, Inc. has an undrawn delayed draw term loan of $778 par value at LIBOR + 5.25%, 1.00% floor. An unused rate of 1.00% is charged on the principal while undrawn. The delayed draw term loan is owned by the Company as indicated in note 5 above.
(15)	Dimensional Dental Management, LLC has an undrawn last out delayed draw term loan of $350 par value at LIBOR + 7.00%, 1.00% floor. An unused rate of 1.00% is charged on the principal while undrawn. The delayed draw term loan and the term loan of $2,500 par value are owned by the Company as indicated in note 5 above.

As of June 30, 2016, investments—non-controlled/non-affiliated, at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$258,137	$254,149	92.51%
Second Lien Debt	21,082	20,588	7.49

Total	$279,219	$274,737	100.00%

The industrial composition of investments—non-controlled/non-affiliated at fair value as of June 30, 2016 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$18,360	$18,233	6.64%
Automotive	10,652	10,662	3.88
Banking, Finance, Insurance & Real Estate	21,808	21,794	7.93
Business Services	31,568	29,678	10.80
Capital Equipment	5,282	5,180	1.89
Chemicals, Plastics & Rubber	11,990	11,849	4.31
Construction & Building	4,336	4,361	1.59
Consumer Services	13,356	13,576	4.94
Containers, Packaging & Glass	17,467	16,847	6.13
Durable Consumer Goods	11,587	11,436	4.16
Energy: Electricity	7,224	7,406	2.70
Energy: Oil & Gas	3,198	3,051	1.11
Environmental Industries	6,142	6,063	2.21
Forest Products & Paper	3,507	3,591	1.31
Healthcare & Pharmaceuticals	19,441	19,359	7.05
High Tech Industries	21,343	21,329	7.76
Hotel, Gaming & Leisure	6,694	6,575	2.39
Media: Advertising, Printing & Publishing	10,209	10,226	3.72
Metals & Mining	3,427	3,398	1.24
Non-durable Consumer Goods	12,448	12,047	4.38
Retail	4,201	4,189	1.52
Software	1,234	1,203	0.44
Telecommunications	15,934	15,943	5.80
Transportation: Cargo	4,831	4,773	1.74
Transportation: Consumer	6,758	6,870	2.50
Utilities: Electric	1,955	1,940	0.71
Wholesale	4,267	3,158	1.15

Total	$279,219	$274,737	100.00%

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

As of June 30, 2016

(dollar amounts in thousands)

(unaudited)

The geographical composition of investments—non-controlled/non-affiliated at fair value as of June 30, 2016 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
United Kingdom	$6,125	$5,996	2.18%
United States	273,094	268,741	97.82

Total	$279,219	$274,737	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2015

(dollar amounts in thousands)

Investments— non-controlled/non-affiliated (1)	Industry	Interest Rate	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (90.62%)
Access CIG, LLC (2) (3) (5)	Business Services	6.00%	10/17/2021	$6,141	$6,095	$6,064	4.61%
AF Borrower LLC (Accuvant) (2) (3) (4)	High Tech Industries	6.25	1/28/2022	4,069	4,014	3,957	3.01
Alpha Packaging Holdings, Inc. (2) (3) (4)	Containers, Packaging & Glass	5.25	5/12/2020	3,803	3,800	3,727	2.83
Anaren, Inc. (2) (3) (4)	Telecommunications	5.50	2/18/2021	3,203	3,178	3,138	2.39
APX Group, Inc. (5) (8)	Consumer Services	6.38	12/1/2019	2,500	2,437	2,394	1.82
Aquilex LLC (2) (3) (4)	Environmental Industries	5.00	12/31/2020	3,430	3,426	3,328	2.53
Audax AAMP Holdings, Inc. (2) (3) (4)	Durable Consumer Goods	6.50	6/24/2017	2,699	2,682	2,665	2.03
Blue Bird Body Company (2) (3) (4)(8)	Transportation: Consumer	6.50	6/26/2020	3,164	3,037	3,120	2.37
Brooks Equipment Company, LLC (2) (3) (4)	Construction & Building	6.35	8/29/2020	1,802	1,790	1,774	1.35
Capstone Logistics Acquisition, Inc. (2) (3) (4)	Transportation: Cargo	5.50	10/7/2021	4,938	4,896	4,783	3.64
Captive Resources Midco LLC (2) (3) (4) (10)	Banking, Finance, Insurance & Real Estate	6.75	6/30/2020	4,193	4,127	4,128	3.14
Castle Management Borrower LLC (Highgate Hotels L.P.) (2) (3) (4)	Hotel, Gaming & Leisure	5.50	9/18/2020	2,470	2,452	2,384	1.81
Central Security Group, Inc.(2) (3) (4)	Consumer Services	6.25	10/6/2020	4,950	4,889	4,777	3.63
Colony Hardware Corporation (2) (3) (5)	Construction & Building	7.00	10/23/2021	2,000	1,968	1,979	1.50
CRCI Holdings, Inc. (CLEAResult Consulting, Inc.) (2) (3) (4)	Utilities: Electric	5.25	7/10/2019	1,970	1,964	1,901	1.44
Dent Wizard International Corporation (2) (3) (4)	Automotive	5.75	4/7/2020	3,651	3,631	3,549	2.70
Emerging Markets Communications, LLC (2) (3) (4)	Telecommunications	6.75	7/1/2021	1,990	1,803	1,876	1.43
EP Minerals, LLC (2) (3) (4)	Metals & Mining	5.50	8/20/2020	3,456	3,443	3,389	2.58
FCX Holdings Corp. (2) (3) (4)	Capital Equipment	5.50	8/4/2020	3,743	3,741	3,674	2.79
Genex Holdings, Inc. (2) (3) (4)	Banking, Finance, Insurance & Real Estate	5.25	5/30/2021	2,652	2,641	2,602	1.98
Green Energy Partners/Stonewall LLC (2) (3) (5)	Energy: Electricity	6.50	11/13/2021	3,400	3,370	3,350	2.54
Hummel Station LLC (2) (3) (5)	Energy: Electricity	7.00	10/27/2022	4,000	3,843	3,915	2.98
Indra Holdings Corp. (Totes Isotoner) (2) (3) (5)	Non-durable Consumer Goods	5.25	5/1/2021	4,762	4,724	4,606	3.50
International Medical Group, Inc. (2) (3) (5) (9)	Banking, Finance, Insurance & Real Estate	5.75	10/30/2020	5,000	4,903	5,046	3.84
Integro Parent Inc (2) (3) (4)	Banking, Finance, Insurance & Real Estate	6.75	10/30/2022	5,000	4,815	4,839	3.68
InterWrap Corp. (Canada) (2) (3) (4) (8)	Construction & Building	5.25	11/1/2018	1,910	1,900	1,877	1.43
Jackson Hewitt Inc. (2) (3) (4)	Retail	8.00	7/30/2020	2,200	2,159	2,170	1.65
Language Line, LLC (2) (3) (4)	Telecommunications	6.50	7/7/2021	4,779	4,735	4,739	3.60
Miller Heiman, Inc. (2) (3) (4)	Business Services	6.75	9/30/2019	6,562	6,497	5,810	4.42
Ministry Brands, LLC (2) (3) (11) (14)	High Tech Industries	8.00	11/20/2021	3,742	3,703	3,607	2.74
Ministry Brands, LLC (2) (3) (9) (15)	High Tech Industries	8.00	11/20/2021	919	905	915	0.70
MSX International, Inc. (2) (3) (4)	Automotive	6.00	8/21/2020	2,085	2,069	2,023	1.54
National Technical Systems, Inc.(2) (3) (12)	Aerospace & Defense	7.00	6/12/2021	5,985	5,909	5,751	4.37
NES Global Talent Finance US LLC (United Kingdom) (2) (3) (4) (8)	Energy: Oil & Gas	6.50	10/3/2019	3,325	3,280	3,172	2.41
Paradigm Acquisition Corp. (2) (3) (5)	Business Services	6.00	6/2/2022	4,378	4,316	4,285	3.26
Pelican Products, Inc. (2) (3) (4)	Containers, Packaging & Glass	5.25	4/11/2020	2,990	2,979	2,848	2.16
Phillips-Medisize Corporation (2) (3) (4)	Chemicals, Plastics & Rubber	4.75	6/16/2021	2,463	2,442	2,392	1.82

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

As of December 31, 2015

(dollar amounts in thousands)

Investments— non-controlled/non-affiliated (1)	Industry	Interest Rate	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (90.62%) (continued)
Plano Molding Company, LLC (2) (3) (5)	Hotel, Gaming & Leisure	7.00%	5/12/2021	$4,378	$4,340	$4,240	3.22%
Product Quest Manufacturing LLC (2) (3) (4) (9)	Containers, Packaging & Glass	6.75	9/9/2020	5,000	4,907	4,966	3.78
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2) (3) (5)	Wholesale	5.50	1/28/2020	4,315	4,286	3,850	2.93
PSC Industrial Holdings Corp. (2) (3) (4)	Environmental Industries	5.75	12/5/2020	2,970	2,945	2,906	2.21
PSI Services LLC (2) (3) (4) (9)	Business Services	8.00	2/27/2021	4,600	4,482	4,691	3.57
RCHP, Inc. (Regionalcare) (2) (3) (4)	Healthcare & Pharmaceuticals	6.00	4/23/2019	6,537	6,489	6,406	4.87
SolAero Technologies Corp. (2) (3) (4)	Telecommunications	5.75	12/10/2020	3,609	3,582	3,504	2.66
SolAero Technologies Corp. (2) (3) (5)	Telecommunications	6.25	12/10/2020	3,002	2,976	2,931	2.23
Synarc -Biocore Holdings, LLC (2) (3) (4)	Healthcare & Pharmaceuticals	5.50	3/10/2021	4,421	4,387	4,200	3.19
Systems Maintenance Services Holding, Inc. (2) (3) (4)	High Tech Industries	5.00	10/18/2019	3,197	3,189	3,142	2.39
TASC, Inc. (2) (3) (4) (8)	Aerospace & Defense	7.00	5/23/2020	4,588	4,428	4,479	3.41
Teaching Strategies, LLC (2) (3) (4)	Media: Advertising, Printing & Publishing	6.00	10/1/2019	4,681	4,665	4,645	3.53
The Hygenic Corporation (Performance Health) (2) (3) (4)	Non-durable Consumer Goods	6.00	10/11/2020	3,980	3,930	3,842	2.92
The SI Organization, Inc (2) (3) (4)	Aerospace & Defense	5.75	11/23/2019	4,389	4,358	4,362	3.32
The Topps Company, Inc.(2) (3) (4)	Non-durable Consumer Goods	7.25	10/2/2018	3,988	3,964	3,988	3.03
Transilwrap Company, Inc. (2) (3) (4)	Chemicals, Plastics & Rubber	5.00	11/22/2019	4,879	4,872	4,783	3.64
U.S. Farathane, LLC (2) (3) (4)	Automotive	6.75	12/23/2021	3,183	3,126	3,135	2.38
Vetcor Professional Practices LLC (2) (3) (4) (13)	Consumer Services	7.00	4/20/2021	2,111	2,092	2,101	1.60
Violin Finco S.A.R.L. (Alexander Mann Solutions) (United Kingdom) (2) (3) (4) (8)	Business Services	5.75	12/20/2019	3,151	3,129	3,147	2.39
Vistage Worldwide, Inc. (2) (3) (4)	Business Services	6.50	8/19/2021	4,969	4,922	4,918	3.74
Vitera Healthcare Solutions LLC. (2) (3) (5)	Healthcare & Pharmaceuticals	6.00	11/4/2020	3,303	3,279	3,187	2.42
W/S Packaging Group, Inc. (2) (3) (4)	Containers, Packaging & Glass	5.00	8/9/2019	4,091	4,080	3,996	3.04
Watchfire Enterprises, Inc (2) (3) (4)	Media: Advertising, Printing & Publishing	5.00	10/2/2020	3,421	3,412	3,348	2.55
Zest Holdings, LLC (2) (3) (4)	Durable Consumer Goods	5.00	8/16/2020	4,091	4,091	4,050	3.08

First Lien Debt Total					$224,494	$221,371	168.32%

Second Lien Debt (9.38%)
AF Borrower LLC (Accuvant) (2) (3) (5)	High Tech Industries	10.00%	1/30/2023	$2,000	$1,982	$1,917	1.46%
Allied Security Holdings LLC. (2) (3) (5)	Business Services	8.00	8/13/2021	2,000	1,987	1,865	1.42
AmeriLife Group, LLC (2) (3) (5)	Banking, Finance, Insurance & Real Estate	9.75	1/10/2023	2,000	1,962	1,960	1.49
Argon Medical Devices Inc. (2) (3) (4)	Healthcare & Pharmaceuticals	12.00	6/23/2022	1,000	971	973	0.74
Berlin Packaging L.L.C (2) (3) (5)	Containers, Packaging & Glass	7.75	10/1/2022	1,800	1,788	1,701	1.29
Charter NEX US Holdings Inc. (2) (3) (5)	Chemicals, Plastics & Rubber	9.25	2/5/2023	2,000	1,973	1,892	1.44
Creganna Finance (US) LLC (Ireland) (2) (3) (5) (8)	Healthcare & Pharmaceuticals	9.00	6/1/2022	2,100	2,082	2,066	1.57
DiversiTech Corporation (2) (3) (5)	Capital Equipment	9.00	11/19/2022	1,600	1,580	1,549	1.18
Genex Holdings, Inc. (2) (3) (4)	Banking, Finance, Insurance & Real Estate	8.75	5/30/2022	1,000	988	925	0.70
Genoa, a QoL Healthcare Company, LLC (2) (3) (5)	Retail	8.75	4/28/2023	2,100	2,080	2,020	1.54

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

As of December 31, 2015

(dollar amounts in thousands)

Investments— non-controlled/non-affiliated (1)	Industry	Interest Rate	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
Second Lien Debt (9.38%) (continued)
Jazz Acquisition, Inc. (Wencor) (2) (3) (5)	Aerospace & Defense	7.75%	6/19/2022	$800	$796	$688	0.52%
MRI Software LLC (2) (3) (4)	Software	9.00	6/23/2022	1,250	1,233	1,210	0.92
Phillips-Medisize Corporation (2) (3) (5)	Chemicals, Plastics & Rubber	8.25	6/16/2022	1,500	1,488	1,410	1.07
Prime Security Services Borrower, LLC (Protection One Inc.) (2) (3) (5)	Consumer Services	9.75	7/1/2022	1,300	1,282	1,217	0.93
TASC, Inc. (4) (8)	Aerospace & Defense	12.00	5/21/2021	1,500	1,473	1,519	1.15

Second Lien Debt Total					$23,665	$22,912	17.42%

Total Investments—non-controlled/non-affiliated					$248,159	$244,283	185.74%

(1)	Unless otherwise indicated, issuers of debt investments held by NFIC are domiciled in the United States. Under the Investment Company Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2015, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2015, the Company is not an “affiliated person” of any of these portfolio companies.
(2)	Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), which generally resets quarterly. For each such loan, the Company has provided the interest rate in effect as of December 31, 2015.
(3)	Loan includes interest rate floor feature.
(4)	Denotes that all or a portion of the assets are owned by the Borrower Sub. The Borrower Sub has entered into the Revolving Credit Facility. The lenders of the Revolving Credit Facility have a first lien security interest in substantially all of the assets of the Borrower Sub (see Note 5, Borrowings). Accordingly, such assets are not available to creditors of the Company.
(5)	Denotes that all or a portion of the assets are owned by the Company. The Company has entered into the Facility. The lender of the Facility has a first lien security interest in substantially all of the portfolio investments held by the Company (see Note 5, Borrowings). Accordingly, such assets are not available to creditors of the Borrower Sub.
(6)	Amortized cost represents original cost, including origination fees, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.
(7)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 2, Significant Accounting Policies, and Note 3, Fair Value Measurements), pursuant to the Company’s valuation policy.
(8)	The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(9)	In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders. Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.
(10)	Captive Resources Midco, LLC has an undrawn delayed draw term loan of $446 par value at LIBOR + 5.75%, 1.00% floor, and an undrawn revolver of $268 par value at LIBOR +5.75%, 1.00% floor. An unused rate of 1.25% and 0.50% is charged on the delayed draw term loan and revolver principal, respectively, while undrawn. The delayed draw term loan and revolver are both owned by the Company as indicated in note 5 above.
(11)	The Company receives less than the stated interest rate of this loan as a result of an agreement among lenders . Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/first out loan, which has first priority ahead of the first lien/last out loan with respect to principal, interest and other payments.
(12)	National Technical Systems, Inc. has an undrawn delayed draw term loan of $1,031 par value at LIBOR + 6.00%, 1.00% floor, and an undrawn revolver of $469 par value at LIBOR + 6.00%, 1.00% floor. An unused rate of 1.00% and 0.50% is charged on the delayed draw term loan and revolver principal, respectively, while undrawn. The delayed draw term loan and revolver are both owned by the Company as indicated in note 5 above. The term loan of $5,985 par value is owned by the Borrower Sub as indicated in note 4 above.
(13)	Vetcor Professional Practices LLC has an undrawn delayed draw term loan of $281 par value at LIBOR + 6.00%, 1.00% floor. An unused rate of 1.00% is charged on the principal while undrawn. The delayed draw term loan of $519 par value is owned by the Company as indicated in note 5 above. The term loan of $1,592 par value is owned by the Borrower Sub as indicated in note 4 above.
(14)	Ministry Brands, LLC has an undrawn first out delayed draw term loan of $258 par value at LIBOR + 7.00%, 1.00% floor. An unused rate of 1.00% is charged on the delayed draw term loan principal while undrawn. The first out delayed draw term loan of $942 par value is owned by the Company as indicated in note 5 above. The first out term loan of $2,800 par value is owned by the Borrower Sub as indicated in note 4 above.
(15)	Ministry Brands, LLC has an undrawn last out delayed draw term loan of $81 par value at LIBOR + 7.00%, 1.00% floor. An unused rate of 1.00% is charged on the delayed draw term loan principal while undrawn. The last out delayed draw term loan of $294 par value and last out term loan of $625 par value are both owned by the Company as indicated in note 5 above.

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

June 30, 2016

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

NFIC’s investment objective is to generate current income and capital appreciation primarily through debt investments in U.S. middle market companies, which the Company defines as companies with approximately $10 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”). NFIC seeks to achieve its investment objective by investing primarily in first lien senior secured loans (which may include stand-alone first lien loans; first lien/last out loans, which are loans that have a secondary priority behind first lien/first out loans; “unitranche” loans, which are loans that combine features of first lien, second lien or subordinated loans, generally in a first lien position; and secured corporate bonds with features similar to the features of these categories of first lien loans) and second lien senior secured loans (which may include senior secured loans, and, to a lesser extent, secured corporate bonds, with a secondary priority behind first lien loans) (collectively, “Middle Market Senior Loans”), subject to, in the case of second lien senior secured loans, a limit of 10% of NFIC’s total assets. The Middle Market Senior Loans are generally made to private U.S. middle market companies that are, in many cases, controlled by private equity firms. In addition, NFIC may invest up to 10% of its total assets in high yield securities whose risk profile, as determined at the sole discretion of Carlyle GMS Investment Management L.L.C. (the “Investment Adviser”), is similar to or better than the risk profile of Middle Market Senior Loans. NFIC expects that the composition of its portfolio will change over time given the Investment Adviser’s view on, among other things, the economic and credit environment (including with respect to interest rates) in which the Company is operating.

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

The interim financial statements have been prepared in accordance with US GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with US GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim period presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2015. The results of operations for the three month and six month periods ended June 30, 2016 are not necessarily indicative of the operating results to be expected for the full year.

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

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of June 30, 2016 and December 31, 2015 and for the three month and six month periods ended June 30, 2016 and 2015, no loans in the portfolio contained PIK provisions.

Other Income

Other income may include income such as consent, waiver, amendment, and syndication fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees will be amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Consolidated Statements of Assets and Liabilities.

Non-Accrual Income

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2016 and December 31, 2015, and for the three month and six month periods ended June 30, 2016 and 2015, no loans in the portfolio were on non-accrual status.

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

Organization and Offering Costs

The Company agreed to reimburse the Investment Adviser for initial organization and offering costs incurred on behalf of NFIC up to $750. As of June 30, 2016 and December 31, 2015, $663 of organization and offering costs had been incurred by NFIC since inception. The $663 of incurred organization and offering costs are allocated to all stockholders based on their respective capital commitment and are re-allocated amongst all stockholders at the time of each capital drawdown subsequent to the Initial Closing. The Company’s organization costs incurred are expensed and the offering costs are charged against equity when incurred.

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

3. FAIR VALUE MEASUREMENTS

The Company applies fair value accounting in accordance with the terms of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 defines fair value as the amount that would be exchanged to sell an asset or transfer a liability in an orderly transfer between market participants at the measurement date. The Company values securities/instruments traded in active markets on the measurement date by multiplying the closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Company may also obtain quotes with respect to certain of its investments, such as its securities/instruments traded in active markets and its liquid securities/instruments that are not traded in active markets, from pricing services, brokers, or counterparties (i.e., “consensus pricing”). When doing so, the Company determines whether the quote obtained is sufficient according to US GAAP to determine the fair value of the security. The Company may use the quote obtained or alternative pricing sources may be utilized including valuation techniques typically utilized for illiquid securities/instruments.

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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of June 30, 2016 and December 31, 2015.

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

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three month and six month periods ended June 30, 2016 and 2015, there were no transfers between levels.

The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Level I	Level II	Level III	Total
Assets
First Lien Debt	—	$2,475	$251,674	$254,149
Second Lien Debt	—	—	20,588	20,588

Total	—	$2,475	$272,262	$274,737

	December 31, 2015
	Level I	Level II	Level III	Total
Assets
First Lien Debt	—	$2,394	$218,977	$221,371
Second Lien Debt	—	—	22,912	22,912

Total	—	$2,394	$241,889	$244,283

The changes in the Company’s investments at fair value for which the Company has used Level III inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level III investments still held are as follows:

	Financial Assets For the three month period ended June 30, 2016
	First Lien Debt	Second Lien Debt	Total
Balance, beginning of period	$223,505	$22,462	$245,967
Purchases	37,758	—	37,758
Sales	—	—	—
Paydowns	(10,865)	(2,622)	(13,487)
Realized gains (losses)	23	—	23
Accretion of discount	218	33	251
Net change in unrealized appreciation (depreciation)	1,035	715	1,750

Balance, end of period	$251,674	$20,588	$272,262

Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of June 30, 2016 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statements of Operations	$1,059	$754	$1,813

	Financial Assets For the six month period ended June 30, 2016
	First Lien Debt	Second Lien Debt	Total
Balance, beginning of period	$218,977	$22,912	$241,889
Purchases	48,298	—	48,298
Sales	(3,185)	—	(3,185)
Paydowns	(11,861)	(2,622)	(14,483)
Realized gains (losses)	33	—	33
Accretion of discount	351	39	390
Net change in unrealized appreciation (depreciation)	(939)	259	(680)

Balance, end of period	$251,674	$20,588	$272,262

Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of June 30, 2016 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statements of Operations	$(1,092)	$243	$(849)

	Financial Assets For the three month period ended June 30, 2015
	First Lien Debt	Second Lien Debt	Total
Balance, beginning of period	$186,524	$14,437	$200,961
Purchases	30,530	6,170	36,700
Paydowns	(18,337)	—	(18,337)
Realized gains (losses)	50	—	50
Accretion of discount	189	4	193
Net change in unrealized appreciation (depreciation)	48	125	173

Balance, end of period	$199,004	$20,736	$219,740

Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of June 30, 2015 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statements of Operations	$158	$125	$283

	Financial Assets For the six month period ended June 30, 2015
	First Lien Debt	Second Lien Debt	Total
Balance, beginning of period	$167,354	$12,328	$179,682
Purchases	51,819	8,140	59,959
Paydowns	(21,268)	—	(21,268)
Realized gains (losses)	50	—	50
Accretion of discount	266	8	274
Net change in unrealized appreciation (depreciation)	783	260	1,043

Balance, end of period	$199,004	$20,736	$219,740

Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of June 30, 2015 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statements of Operations	$742	$260	$1,002

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

The following tables summarize the quantitative information related to the significant unobservable inputs for Level III instruments which are carried at fair value as of June 30, 2016 and December 31, 2015:

	Fair Value as of June 30, 2016	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$223,080	Discounted Cash Flow	Discount Rate	5.19%	21.79%	7.53%
	28,594	Consensus Pricing	Indicative Quote	95.17%	100.00%	99.06%

Total First Lien Debt	$251,674

Investments in Second Lien Debt	$10,750	Discounted Cash Flow	Discount Rate	9.59%	13.65%	10.74%
	9,838	Consensus Pricing	Indicative Quotes	92.50%	100.63%	97.50%

Total Second Lien Debt	$20,588

Total Debt	$272,262

Total Level III Investments	$272,262

	Fair Value as of December 31, 2015	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$164,534	Discounted Cash Flow	Discount Rate	5.09%	13.37%	7.67%
	54,443	Consensus Pricing	Indicative Quote	96.50%	99.38%	98.07%

Total First Lien Debt	$218,977

Investments in Second Lien Debt	$14,350	Discounted Cash Flow	Discount Rate	9.37%	11.99%	10.56%
	8,562	Consensus Pricing	Indicative Quotes	93.25%	101.25%	96.28%

Total Second Lien Debt	$22,912

Total Debt	$241,889

Total Level III Investments	$241,889

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

Financial instruments disclosed but not carried at fair value

The following table presents the carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$114,521	$114,521	$118,194	$118,194

Total	$114,521	$114,521	$118,194	$118,194

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

For the three month and six month periods ended June 30, 2016, management fees were $163 and $317, respectively. For the three month and six month periods ended June 30, 2015, management fees were $133 and $252, respectively.

As of June 30, 2016 and December 31, 2015, $163 and $151, respectively, was included in management fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

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

For the three month and six month periods ended June 30, 2016, NFIC incurred $53 and $98, respectively, and for the three month and six month periods ended June 30, 2015, NFIC incurred $61 and $94, respectively, in fees under the Administrative Agreement, which were included in administrative service fees in the accompanying Consolidated Statements of Operations. As of June 30, 2016 and December 31, 2015, $37 and $35, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

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

For the three month and six month periods ended June 30, 2016, fees incurred in connection with the Sub-Administration Agreement, which amounted to $60 and $120, respectively, were included in other general and administrative in the accompanying Consolidated Statements of Operations. For the three month and six month periods ended June 30, 2015, fees incurred in connection with the Sub-Administration Agreement, which amounted to $40 and $85, respectively, were included in other general and administrative in the accompanying Consolidated Statements of Operations. As of June 30, 2016 and December 31, 2015, $60 was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.

Placement Fees

On July 10, 2013, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee to TCG for TCG’s services.

For the three month and six month periods ended June 30, 2016 and 2015, TCG did not earn or receive any placement fees from NFIC stockholders in connection with the issuance or sale of the Company’s common stock.

Board of Directors

NFIC’s Board of Directors currently consists of six members, four of whom are Independent Directors. The Board of Directors has established an Audit Committee consisting of its Independent Directors and a Pricing Committee of the Board of Directors (the “Pricing Committee”), and may establish additional committees in the future. For the three month and six month periods ended June 30, 2016, NFIC incurred $26 and $87, respectively, and for the three month and six month periods ended June 30, 2015, NFIC incurred $60 and $119, respectively, in fees and expenses associated with its Independent Directors, the Audit Committee and the Pricing Committee. As of June 30, 2016 and December 31, 2015, $0 was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities. As of June 30, 2016 and December 31, 2015, current directors had no capital commitments to the Company.

5. BORROWINGS

In accordance with the Investment Company Act, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of June 30, 2016 and December 31, 2015, asset coverage was 229.28% and 211.27%, respectively. During the six month period ended June 30, 2016, there were secured borrowings of $12,000 under the Revolving Credit Facility and Facility and repayments of $15,673 under the Revolving Credit Facility and Facility. During the six month period ended June 30, 2015, there were secured borrowings of $56,700 under the Revolving Credit Facility and Facility and repayments of $38,318 under the Facility. As of June 30, 2016 and December 31, 2015, there were $114,521 and $118,194, respectively, in secured borrowings outstanding.

Revolving Credit Facility

The Borrower Sub closed on September 12, 2013 on the Revolving Credit Facility, which was subsequently amended on July 25, 2014 and further amended on November 13, 2015 (the “Second Amendment”). Advances under the Revolving Credit Facility first became available once the Borrower Sub held at least $10,500 of minimum equity in its assets. The Revolving Credit Facility provides for secured borrowings during the applicable revolving period up to an amount equal to the lesser of $120,000 (the borrowing base as calculated pursuant to the terms of the Revolving Credit Facility) and the amount of net cash proceeds and unpledged capital commitments the Company has received, with an accordion feature that can, subject to certain conditions, increase the aggregate maximum credit commitment up to an amount not to exceed $262,500, subject to restrictions imposed on borrowings under the Investment Company Act and certain restrictions and conditions set forth in the Revolving Credit Facility, including adequate collateral to support such borrowings. The Revolving Credit Facility has a revolving period through the earlier of May 2, 2018 and the completion of a Qualified IPO by Carlyle GMS Finance (with two one-year extension options, subject to the Borrower Sub’s and the lenders’ consent) and a maturity date of the earlier of May 2, 2021 or the completion of a Qualified IPO by Carlyle GMS Finance (extendable in connection with an extension of the revolving period). Base rate borrowings under the Revolving Credit Facility bear interest initially at the applicable commercial paper rate (if the lender is a conduit lender) or LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 1.65% per year during the revolving period, with pre-determined future interest rate increases of 1.25%-2.15% over the three years following the end of the revolving period. The Borrower Sub is also required to pay an undrawn commitment fee of between 0.25% and 1.00% per year depending on the usage of the Revolving Credit Facility. Payments under the Revolving Credit Facility are made quarterly. The lenders have a first lien security interest on substantially all of the assets of the Borrower Sub.

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

Related to the Second Amendment, which reduced the maximum commitments under the Revolving Credit Facility, $167 of deferred financing costs (representing the prorated financing costs related to the reduction in commitments) were immediately expensed on November 13, 2015 in lieu of continuing to amortize over the term of the Revolving Credit Facility.

As of June 30, 2016 and December 31, 2015, the Borrower Sub was in compliance with all covenants and other requirements of the Revolving Credit Facility.

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

Subject to certain exceptions, the Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Company and the Company’s unfunded investor equity capital commitments (provided that the amount of unfunded capital commitments ultimately available to the lenders is limited to $34,000). The pledge of unfunded investor equity capital commitments was subject to release upon the earlier of (a) the date eligible investments held by the Company are equal to or greater than $62,500 and the Facility’s borrowing base equity test is satisfied and (b) the date the borrower has received equity capital contributions in an amount equal to $34,000. Such eligible investments and shareholder equity thresholds have been satisfied as of June 30, 2016. The Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity, liquidity and interest coverage, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.

As of June 30, 2016 and December 31, 2015, the Company was in compliance with all covenants and other requirements of the Facility.

Summary of Facilities

The facilities of the Company and the Borrower Sub consisted of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$120,000	$80,521	$39,479	$2,440
Facility	50,000	34,000	16,000	14,147

Total	$170,000	$114,521	$55,479	$16,587

	December 31, 2015
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$120,000	$87,194	$32,806	$2,753
Facility	50,000	31,000	19,000	10,526

Total	$170,000	$118,194	$51,806	$13,279

(1)	The unused portion is the amount upon which commitment fees are based.
(2)	Available for borrowing based on the computation of collateral to support the borrowings.

As of June 30, 2016 and December 31, 2015, $478 and $417, respectively, of interest expense, $50 and $61, respectively, of unused commitment fees and $19 and $19, respectively, of other fees were included in interest and credit facility fees payable. For the three month and six month periods ended June 30, 2016, the weighted average interest rate was 2.25% and 2.23%, respectively, and average principal debt outstanding was $111,716 and $114,338, respectively. For the three month and six month periods ended June 30, 2015, the weighted average interest rate was 1.95% and 1.93%, respectively, and average principal debt outstanding was $100,380 and $93,263, respectively. As of June 30, 2016 and December 31, 2015, the interest rate was 2.25% and 2.04%, respectively, based on floating LIBOR rates.

For the three month and six month periods ended June 30, 2016 and 2015, the components of interest expense and credit facility fees on the facilities were as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Interest expense	$636	$494	$1,291	$907
Facility unused commitment fee	67	115	129	235
Amortization of deferred financing costs	76	59	170	193
Other fees	17	16	34	32

Total interest expense and credit facility fees	$796	$684	$1,624	$1,367

Cash paid for interest expense	$637	$455	$1,230	$816

6. COMMITMENTS AND CONTINGENCIES

A summary of significant contractual payment obligations was as follows as of June 30, 2016 and December 31, 2015:

	Secured Borrowings
Payment Due by Period	June 30, 2016	December 31, 2015
Less than 1 Year	$—	$—
1-3 Years	—	—
3-5 Years	114,521	31,000
More than 5 Years	—	87,194

Total	$114,521	$118,194

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification and warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of June 30, 2016 and December 31, 2015 for any such exposure.

As of June 30, 2016 and December 31, 2015, the Company had $190,077 in total capital commitments from stockholders, of which $36,540 and $53,540, respectively, was unfunded. As of June 30, 2016 and December 31, 2015, current directors had no capital commitments to the Company.

Upon the earlier of August 6, 2018 and the completion of a Qualified IPO by Carlyle GMS Finance, investors will be released from any further obligation under their capital commitments to purchase additional shares of common stock, subject to certain exceptions contained in their investment subscription agreements.

The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	June 30, 2016	December 31, 2015
Unfunded delayed draw commitments	$3,910	$2,097
Unfunded revolving term loan commitments	737	737

Total unfunded commitments	$4,647	$2,834

7. NET ASSETS

The Company has the authority to issue 200,000,000 shares of common stock, $0.01 per share par value.

During the six month period ended June 30, 2016, the Company issued 882,654 shares for $17,000. The following table summarizes capital activity during the six month period ended June 30, 2016:

	Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss) on Investments	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of period	6,864,244	$69	$135,956	$(45)	$(638)	$53	$(3,876)	$131,519
Common stock issued	882,654	9	16,991	—	—	—	—	17,000
Net investment income (loss)	—	—	—	—	6,510	—	—	6,510
Net realized gain (loss) on investments—non-controlled/non-affiliated	—	—	—	—	—	33	—	33
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	—	—	—	—	—	—	(606)	(606)
Dividends declared	—	—	—	—	(6,406)	—	—	(6,406)

Balance, end of period	7,746,898	$78	$152,947	$(45)	$(534)	$86	$(4,482)	$148,050

During the six month period ended June 30, 2015, the Company issued 1,640,749 shares for $32,501. The following table summarizes capital activity during the six month period ended June 30, 2015:

	Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss) on Investments	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of period	4,618,564	$46	$91,478	$(45)	$(856)	$—	$(1,314)	$89,309
Common stock issued	1,640,749	17	32,484	—	—	—	—	32,501
Net investment income (loss)	—	—	—	—	4,088	—	—	4,088
Net realized gain (loss) on investments—non-controlled/non-affiliated	—	—	—	—	—	50	—	50
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	—	—	—	—	—	—	1,065	1,065
Dividends declared	—	—	—	—	(3,836)	—	—	(3,836)

Balance, end of period	6,259,313	$63	$123,962	$(45)	$(604)	$50	$(249)	$123,177

The following table summarizes total shares issued and proceeds received related to capital subscriptions for the Company’s common stock during the six month period ended June 30, 2016:

	Shares Issued	Proceeds Received
March 11, 2016	415,364	$8,000
June 24, 2016	467,290	9,000

Total	882,654	$17,000

The following table summarizes total shares issued and proceeds received related to capital subscriptions for the Company’s common stock during the six month period ended June 30, 2015:

	Shares Issued	Proceeds Received
January 16, 2015	203,045	$4,000
February 26, 2015	659,901	13,001
May 1, 2015	252,524	5,000
May 22, 2015	375,946	7,500
June 25, 2015	149,333	3,000

Total	$1,640,749	$32,501

Subscribed but unissued shares are presented in equity with a deduction of subscriptions receivable until cash is received for a subscription. There were no subscribed but unissued shares as of June 30, 2016 and December 31, 2015.

Subscription transactions during the six month periods ended June 30, 2016 and 2015 were executed at an offering price at a premium to net asset value due to the requirement to use prior quarter net asset value as offering price unless it would result in the Company selling shares of its common stock at a price below the current net asset value and also in order to effect a reallocation of organizational costs to subsequent investors. Such subscription transactions increased net asset value by $0.02 per share and $0.06 per share, respectively, for the six month periods ended June 30, 2016 and 2015, respectively.

As of June 30, 2016 and December 31, 2015, four stockholders represented 97.3% of total net assets.

The Company computes earnings per common share in accordance with ASC 260, Earnings Per Share. Basic earnings per common share were calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of common shares outstanding for the period.

Basic and diluted earnings per common share were as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net increase (decrease) in net assets resulting from operations	$5,088	$2,400	$5,937	$5,203
Weighted-average common shares outstanding	7,315,553	5,825,881	7,137,825	5,433,652

Basic and diluted earnings per common share	$0.70	$0.41	$0.83	$0.96

The following table summarizes the Company’s dividends declared and payable since inception through June 30, 2016:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 13, 2014	March 31, 2014	April 14, 2014	$0.04	$128
June 26, 2014	June 30, 2014	July 14, 2014	$0.12	$383
September 12, 2014	September 18, 2014	October 9, 2014	$0.24	$825
December 19, 2014	December 29, 2014	January 26, 2015	$0.27	$1,247
March 11, 2015	March 13, 2015	April 17, 2015	$0.30	$1,645
June 24, 2015	June 30, 2015	July 22, 2015	$0.35	$2,191
September 24, 2015	September 24, 2015	October 22, 2015	$0.40	$2,563
December 29, 2015	December 29, 2015	January 22, 2016	$0.47	$3,226
March 10, 2016	March 14, 2016	April 22, 2016	$0.44	$3,203
June 8, 2016	June 8, 2016	July 22, 2016	$0.44	$3,203

8. CONSOLIDATED FINANCIAL HIGHLIGHTS

The following is a schedule of consolidated financial highlights for the six month periods ended June 30, 2016 and 2015:

	For the six month periods ended
	June 30, 2016	June 30, 2015
Per Share Data:
Net asset value per share, beginning of period	$19.16	$19.34
Net investment income (loss) (1)	0.91	0.75
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(0.10)	0.18

Net increase (decrease) in net assets resulting from operations	0.81	0.93

Dividends declared (2)	(0.88)	(0.65)
Effect of subscription offering price (3)	0.02	0.06

Net asset value per share, end of period	$19.11	$19.68

Number of shares outstanding, end of period	7,746,898	6,259,313
Total return (4)	4.33%	5.12%
Net assets, end of period	$148,050	$123,177
Ratio to average net assets (5):
Operating expenses	1.97%	2.14%
Net investment income (loss)	4.71%	3.70%
Interest expense and credit facility fees	1.17%	1.24%
Ratios/Supplemental Data:
Asset coverage, end of period	229.28%	224.06%
Portfolio turnover	7.07%	10.58%
Total committed capital, end of period	$190,077	$190,077
Ratio of total contributed capital to total committed capital, end of period	80.78%	65.52%
Weighted-average shares outstanding	7,137,825	5,433,652

(1)	Net investment income (loss) per share was calculated as net investment income (loss) for the period divided by the weighted average number of shares outstanding for the period.
(2)	Dividends declared per share was calculated as the sum of dividends declared during the period divided by the number of shares outstanding at each respective quarter-end date (refer to Note 7).
(3)	Increase is due to offering price of subscriptions during the period (refer to Note 7).

(4)	Total return (not annualized) is based on the change in net asset value per share during the period plus the declared dividends, divided by the beginning net asset value for the period. Total return for the six month periods ended June 30, 2016 and 2015 is inclusive of $0.02 and $0.06, respectively, per share increase in net asset value for the periods related to the offering price of subscriptions. Excluding the effects of the higher offering price of subscriptions, total return (not annualized) would have been 4.23% and 4.81%, respectively (refer to Note 7).
(5)	These ratios to average net assets have not been annualized.

9. LITIGATION

The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of June 30, 2016 and December 31, 2015, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.

In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.

10. TAX

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of June 30, 2016 and December 31, 2015.

In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of June 30, 2016 and December 31, 2015, the Company had filed tax returns and therefore is subject to examination.

The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of dividends declared for the six month periods ended June 30, 2016 and 2015 was as follows:

	For the six month periods ended
	June 30, 2016	June 30, 2015
Ordinary income	$6,406	$3,836
Tax return of capital	$—	$—

11. SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.

Subsequent to June 30, 2016, the Company borrowed $8,804 under the Revolving Credit Facility and Facility to fund investment acquisitions.

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

NFIC’s investment objective is to generate current income and capital appreciation primarily through debt investments in U.S. middle market companies, which we define as companies with approximately $10 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”). NFIC seeks to achieve its investment objective by investing primarily in first lien senior secured loans (which may include stand-alone first lien loans; first lien/last out loans, which are loans that have a secondary priority behind first lien/first out loans; “unitranche” loans, which are loans that combine features of first lien, second lien or subordinated loans, generally in a first lien position; and secured corporate bonds with features similar to the features of these categories of first lien loans) and second lien senior secured loans (which may include senior secured loans, and, to a lesser extent, secured corporate bonds, with a secondary priority behind first lien loans) (collectively, “Middle Market Senior Loans”), subject to, in the case of second lien senior secured loans, a limit of 10% of NFIC’s total assets. The Middle Market Senior Loans are generally made to private U.S. middle market companies that are, in many cases, controlled by private equity firms. In addition, NFIC may invest up to 10% of its total assets in high yield securities whose risk profile, as determined at the sole discretion of Carlyle GMS Investment Management L.L.C. (the “Investment Adviser”), is similar to or better than the risk profile of Middle Market Senior Loans. We expect that the composition of our portfolio will change over time given our Investment Adviser’s view on, among other things, the economic and credit environment (including with respect to interest rates) in which we are operating.

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

PORTFOLIO AND INVESTMENT ACTIVITY

The fair value of our investments was approximately $274,737 comprised of 75 portfolio companies as of June 30, 2016. The fair value of our investments was approximately $244,283 comprised of 70 portfolio companies as of December 31, 2015.

The Company’s investment activity for the three month periods ended June 30, 2016 and 2015 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the three month periods ended
	June 30, 2016	June 30, 2015
Investments—non-controlled/non-affiliated:
Total investments—non-controlled/non-affiliated, beginning of period	$254,671	$203,805
New investments purchased	37,758	36,700
Net accretion of discount on securities	254	196
Net realized gain (loss) on investments	23	50
Investments sold or repaid	(13,487)	(18,337)

Total Investments—non-controlled/non-affiliated, end of period	$279,219	$222,414

Principal amount of investments funded:
First Lien Debt	$38,086	$30,886
Second Lien Debt	—	6,250

Total	$38,086	$37,136

Principal amount of investments sold or repaid:
First Lien Debt	$(10,798)	$(18,287)
Second Lien Debt	(2,621)	—

Total	$(13,419)	$(18,287)

Number of new funded investments	13	14
Average new funded investment amount	$2,904	$2,621
Percentage of new funded debt investments at floating rates	100%	100%

As of June 30, 2016 and December 31, 2015, investments—non-controlled/non-affiliated consisted of the following:

	June 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	$258,137	$254,149	$224,494	$221,371
Second Lien Debt	21,082	20,588	23,665	22,912

Total	$279,219	$274,737	$248,159	$244,283

The weighted average yields (1) for our first and second lien debt, based on the amortized cost and fair value as of June 30, 2016 and December 31, 2015, were as follows:

	June 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt (excluding Last Out)	6.16%	6.26%	6.08%	6.19%
First Lien/Last Out Unitranche	11.81%	11.78%	11.79%	11.48%

First Lien Debt Total	6.62%	6.73%	6.47%	6.56%
Second Lien Debt	9.28%	9.50%	9.33%	9.64%

First and Second Lien Debt Total	6.82%	6.94%	6.74%	6.85%

(1)	Weighted average yields do not include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2016 and December 31, 2015. Actual yields earned over the life of each investment could differ materially from the yields presented above.

See the Consolidated Schedules of Investments as of June 30, 2016 and December 31, 2015 in our consolidated financial statements in Part I, Item 1 of this Form 10-Q for more information on these investments, including a list of companies and type and amount of investments.

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

Our Investment Adviser monitors and, when appropriate, changes the investment ratings assigned to each debt investment in our portfolio. In connection with our quarterly valuation process, our Investment Adviser reviews our investment ratings on a regular basis. The following table summarizes the Internal Risk Ratings as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
(dollar amounts in millions)
Internal Risk Rating 1	$9.5	3.46%	$15.1	6.16%
Internal Risk Rating 2	218.0	79.36	187.5	76.75
Internal Risk Rating 3	28.4	10.34	37.9	15.51
Internal Risk Rating 4	18.8	6.84	3.8	1.58
Internal Risk Rating 5	—	—	—	—
Internal Risk Rating 6	—	—	—	—

Total	$274.7	100.00%	$244.3	100.00%

As of June 30, 2016 and December 31, 2015, the weighted average Internal Risk Rating of our debt investment portfolio was 2.2 and 2.1 respectively.

CONSOLIDATED RESULTS OF OPERATIONS

For the three month and six month periods ended June 30, 2016 and 2015

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.

Investment Income

Interest income for the three month and six month periods ended June 30, 2016 and 2015 were as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Interest income from non-controlled/non-affiliated investments	$4,714	$3,519	$9,233	$6,448

Total investment income	$4,714	$3,519	$9,233	$6,448

The increase in interest income for the three month and six month periods ended June 30, 2016 from the comparable periods in 2015 was driven by our deployment of capital and increasing invested balance. As of June 30, 2016, the size of our portfolio increased to $279,219 from $222,414 as of June 30, 2015, at amortized cost, and total principal amount of investments outstanding increased to $282,374 from $224,698 as of June 30, 2015. As of June 30, 2016, the weighted average yield of our first and second lien debt increased to 6.82% from 6.34% as of June 30, 2015, on amortized cost.

Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of June 30, 2016 and 2015, all of our first and second lien debt investments were performing and current on their interest payments.

Net investment income for the three month and six month periods ended June 30, 2016 and 2015 was as follows:

	For the three month periods ended		For the six month periods ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Total investment income from non-controlled/non-affiliated investments	$4,714	$3,519	$9,233	$6,448
Total expenses	1,363	1,276	2,723	2,360

Net investment income	$3,351	$2,243	$6,510	$4,088

Expenses

	For the three month periods ended		For the six month periods ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Management fees	$163	$133	$317	$252
Professional fees	212	218	375	324
Administrative service fees	53	61	98	94
Interest expense	636	494	1,291	907
Credit facility fees	160	190	333	460
Directors’ fees and expenses	26	60	87	119
Other general and administrative	113	120	222	204

Total expenses	$1,363	$1,276	$2,723	$2,360

Interest expense and credit facility fees for the three month and six month periods ended June 30, 2016 and 2015 were comprised of the following:

	For the three month periods ended		For the six month periods ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Interest expense	$636	$494	$1,291	$907
Facility unused commitment fee	67	115	129	235
Amortization of deferred financing costs	76	59	170	193
Other fees	17	16	34	32

Total interest expense and credit facility fees	$796	$684	$1,624	$1,367

Cash paid for interest expense	$637	$455	$1,230	$816

The increase in interest expense for the three month and six month periods ended June 30, 2016 from the comparable periods in 2015 was driven by increased usage of the Company’s credit facilities and increased deployment of capital to investments. For the three month and six month periods ended June 30, 2016, the weighted average interest rate under the facilities was 2.25% and 2.23%, respectively, and average principal debt outstanding was $111,716 and $114,338, respectively. For the three month and six month periods ended June 30, 2015, the weighted average interest rate was 1.95% and 1.93%, respectively, and average principal debt outstanding was $100,380 and $93,263, respectively.

The increase in management fees for the three month and six month periods ended June 30, 2016 from the comparable periods in 2015 was driven by our deployment of capital and increasing invested balance. See Note 4 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information on the management fees.

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

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments

During the three month and six month periods ended June 30, 2016, the Company had a change in unrealized appreciation on 66 and 63 investments, respectively, totaling approximately $3,467 and $3,212, respectively, which was offset by a change in unrealized depreciation on 23 and 25 investments, respectively, totaling approximately $1,753 and $3,818, respectively. During the three month and six month periods ended June 30, 2015, the Company had a change in unrealized appreciation on 39 and 53 investments, respectively, totaling approximately $950 and $2,096, respectively, which was offset by a change in unrealized depreciation on 34 and 22 investments, respectively, totaling approximately $843 and $1,031, respectively.

	For the three month periods ended		For the six month periods ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net realized gain (loss) on investments—non-controlled/non-affiliated	$23	$50	$33	$50
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	1,714	107	(606)	1,065

Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$1,737	$157	$(573)	$1,115

Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three month and six month periods ended June 30, 2016 and 2015 were as follows:

	For the three month periods ended
	June 30, 2016		June 30, 2015
Type	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$23	$999	$50	$(18)
Second Lien Debt	—	715	—	125

Total	$23	$1,714	$50	$107

	For the six month periods ended
	June 30, 2016		June 30, 2015
Type	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$33	$(865)	$50	$805
Second Lien Debt	—	259	—	260

Total	$33	$(606)	$50	$1,065

Net change in unrealized depreciation in our investments for the three month and six month periods ended June 30, 2016 compared to the comparable periods in 2015 was primarily due to changes in various inputs utilized under our valuation methodology, including, but not limited to, market spreads, leverage multiples and borrower ratings.

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

The Borrower Sub closed on September 12, 2013 on the Revolving Credit Facility, which was subsequently amended on July 25, 2014 and November 13, 2015. The Revolving Credit Facility provides for secured borrowings during the applicable revolving period up to an amount equal to the lesser of $120,000 (the borrowing base as calculated pursuant to the terms of the Revolving Credit Facility) and the amount of net cash proceeds and unpledged capital commitments the Company has received, with an accordion feature that can, subject to certain conditions, increase the aggregate maximum credit commitment up to an amount not to exceed $262,500, subject to restrictions imposed on borrowings under the Investment Company Act and certain restrictions and conditions set forth in the Revolving Credit Facility, including adequate collateral to support such borrowings. The Revolving Credit Facility imposes financial and operating covenants on us and the Borrower Sub that restrict our and its business activities. Continued compliance with these covenants will depend on many factors, some of which are beyond our control.

The Company closed on March 27, 2014 on the Facility, which was subsequently amended on August 22, 2014 and December 12, 2014. The maximum principal amount of the Facility is $50,000, subject to availability under the Facility, which is based on certain advance rates multiplied by the value of the Company’s portfolio investments net of certain other indebtedness that the Company may incur in accordance with the terms of the Facility. Proceeds of the Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Facility may be increased to $125,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Facility includes a $10,000 limit for swingline loans and a $5,000 limit for letters of credit. Subject to certain exceptions, the Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Company and the Company’s unfunded investor equity capital commitments (provided that the amount of unfunded capital commitments ultimately available to the lenders is limited to $34,000). The pledge of unfunded investor equity capital commitments was subject to release upon the earlier of (a) the date eligible investments held by the Company are equal to or greater than $62,500 and the Facility’s borrowing base equity test is satisfied and (b) the date the borrower has received equity capital contributions in an amount equal to $34,000. Such eligible investments and shareholder equity thresholds had been satisfied as of December 31, 2015 and 2014. The Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity, liquidity and interest coverage, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.

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

As of June 30, 2016 and December 31, 2015, the Company had $9,010 and $7,404, respectively, in cash and cash equivalents. The facilities of the Company and the Borrower Sub consisted of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$120,000	$80,521	$39,479	$2,440
Facility	50,000	34,000	16,000	14,147

Total	$170,000	$114,521	$55,479	$16,587

	December 31, 2015
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Revolving Credit Facility	$120,000	$87,194	$32,806	$2,753
Facility	50,000	31,000	19,000	10,526

Total	$170,000	$118,194	$51,806	$13,279

(1)	The unused portion is the amount upon which commitment fees are based.
(2)	Available for borrowing based on the computation of collateral to support the borrowings.

Equity Activity

There were no investor equity capital commitments made to the Company during the three month and six month periods ended June 30, 2016 and 2015. As of June 30, 2016 and December 31, 2015, the Company had $190,077 in total capital commitments from stockholders, of which $36,540 and $53,540, respectively, was unfunded. As of June 30, 2016 and December 31, 2015, current directors had no capital commitments to the Company.

Shares issued as of June 30, 2016 and December 31, 2015 were 7,746,898 and 6,864,244, respectively.

The following table summarizes activity in the number of shares of our common stock outstanding during the six month periods ended June 30, 2016 and 2015:

	For the six month periods ended
	June 30, 2016	June 30, 2015
Shares outstanding, beginning of period	6,864,244	4,618,564
Common stock issued	882,654	1,640,749

Shares outstanding, end of period	7,746,898	6,259,313

Upon the earlier of August 6, 2018 and the completion of a Qualified IPO by Carlyle GMS Finance, Inc., investors will be released from any further obligation to purchase additional shares of common stock, subject to certain exceptions contained in the subscription agreement.

Contractual Obligations

A summary of our significant contractual payment obligations was as follows as of June 30, 2016 and December 31, 2015:

	Revolving Credit Facility and Facility
Payment Due by Period	June 30, 2016	December 31, 2015
Less than 1 Year	$—	$—
1-3 Years	—	—
3-5 Years	114,521	31,000
More than 5 Years	—	87,194

Total	$114,521	$118,194

For more information on the Revolving Credit Facility and Facility, see Note 5 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.

As of June 30, 2016 and December 31, 2015, $80,521 and $87,194, respectively, of secured borrowings were outstanding under the Revolving Credit Facility and $34,000 and $31,000, respectively, were outstanding under the Facility. For the three month and six month periods ended June 30, 2016, we incurred $67 and $129, respectively, of unused commitment fees and $636 and $1,291, respectively, of interest expense. For the three month and six month periods ended June 30, 2015, we incurred $494 and $907, respectively, of interest expense and $115 and $235, respectively, of unused commitment fees.

OFF BALANCE SHEET ARRANGEMENTS

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification and warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of June 30, 2016 and December 31, 2015 included in Part I, Item 1 of this Form 10-Q for any such exposure.

We have in the past and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.

The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	June 30, 2016	December 31, 2015
Unfunded delayed draw commitments	$3,910	$2,097
Unfunded revolving term loan commitments	737	737

Total unfunded commitments	$4,647	$2,834

DIVIDENDS AND DISTRIBUTIONS TO COMMON STOCKHOLDERS

Dividends and distributions, if any, are paid in cash to common stockholders. The following table summarizes the Company’s dividends declared and payable since inception through June 30, 2016:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount	Annualized Dividend Yield (1)
March 13, 2014	March 31, 2014	April 14, 2014	$0.04	$128	1.12%
June 26, 2014	June 30, 2014	July 14, 2014	$0.12	$383	2.46%
September 12, 2014	September 18, 2014	October 9, 2014	$0.24	$825	5.14%
December 19, 2014	December 29, 2014	January 26, 2015	$0.27	$1,247	6.19%
March 11, 2015	March 13, 2015	April 17, 2015	$0.30	$1,645	6.84%
June 24, 2015	June 30, 2015	July 22, 2015	$0.35	$2,191	7.69%
September 24, 2015	September 24, 2015	October 22, 2015	$0.40	$2,563	8.17%
December 29, 2015	December 29, 2015	January 22, 2016	$0.47	$3,226	9.67%
March 10, 2016	March 14, 2016	April 22, 2016	$0.44	$3,203	9.66%
June 8, 2016	June 8, 2016	July 22, 2016	$0.44	$3,203	9.34%

(1)	Annualized dividend yield is calculated by dividing the declared dividend by the weighted average of the net asset value at the beginning of the quarter and the capital called during the quarter and annualizing over 4 quarterly periods.

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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of June 30, 2016 and December 31, 2015.

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

Interest Rate Risk

As of June 30, 2016, on a fair value basis, approximately 1% of our debt investments bear interest at a fixed rate and approximately 99% of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Interest rates on the investments held within the Company’s portfolio of investments are typically based on floating LIBOR, with many of these investments also having a LIBOR floor. Additionally, the Company’s credit facilities are also subject to floating interest rates and are currently paid based on floating LIBOR rates.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.

The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from the Company’s settled portfolio of investments held as of June 30, 2016 and December 31, 2015. These hypothetical calculations are based on a model of the settled investments in our portfolio, held as of June 30, 2016 and December 31, 2015, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings as of June 30, 2016 and December 31, 2015, and based on the terms of the Company’s credit facilities. Interest expense on the Company’s credit facilities is calculated using the interest rate as of June 30, 2016 and December 31, 2015, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.

The Company regularly measures exposure to interest rate risk. The Company assesses interest rate risk and manages interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2016 and December 31, 2015, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled investments (considering interest rate floors for variable rate instruments) and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	As of June 30, 2016			As of December 31, 2015
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$7,408	$(3,436)	$3,972	$6,470	$(3,546)	$2,924
Up 200 basis points	$4,624	$(2,290)	$2,334	$3,999	$(2,364)	$1,635
Up 100 basis points	$1,841	$(1,145)	$696	$1,528	$(1,182)	$364
Down 100 basis points	$(45)	$533	$488	$—	$508	$508
Down 200 basis points	$(85)	$533	$448	$—	$508	$508
Down 300 basis points	$(125)	$533	$408	$—	$508	$508

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

There have been no changes in our internal control over financial reporting during the three month period ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NF INVESTMENT CORP.

Dated: August 10, 2016	By	/s/ Venugopal Rathi
Venugopal Rathi
Chief Financial Officer