Form 10-K
period 2016-12-31
NF Investment Corp.
filed 2017-03-22
CIK 1561528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File No. 000-54961

NF INVESTMENT CORP.

(Exact name of Registrant as specified in its charter)

Maryland	61-1696304
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

520 Madison Avenue, 40th Floor, New York, NY 10022

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 31, 2016, there was no established public market for the registrant’s common stock.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 21, 2017
Common stock, $0.01 par value	8,156,316

Documents Incorporated by Reference: Portions of the registrant’s Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

NF INVESTMENT CORP.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

We have included or incorporated by reference in this Form 10-K, and from time to time our management may make, “forward-looking statements”. These forward-looking statements are not historical facts, but instead relate to future events or the future performance or financial condition of NF Investment Corp. (together with its consolidated subsidiaries, “we,” “us,” “our,” “NFIC” or the “Company”). These statements are based on current expectations, estimates and projections about us, our current or prospective portfolio investments, our industry, our beliefs, and our assumptions. The forward-looking statements contained in this Form 10-K and the documents incorporated by reference herein involve a number of risks and uncertainties, including statements concerning:

•	our, or our portfolio companies’, future business, operations, operating results or prospects;

•	the return or impact of current and future investments;

•	the impact of any protracted decline in the liquidity of credit markets on our business;

•	the impact of fluctuations in interest rates on our business;

•	currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;

•	our future operating results;

•	the impact of changes in laws, policies or regulations (including the interpretation thereof) affecting our operations or the operations of our portfolio companies;

•	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;

•	our ability to recover unrealized losses;

•	market conditions and our ability to access alternative debt markets and additional debt and equity capital;

•	our contractual arrangements and relationships with third parties;

•	the general economy and its impact on the industries in which we invest;

•	the financial condition of and ability of our current and prospective portfolio companies to achieve their objectives;

•	competition with other entities and our affiliates for investment opportunities;

•	the speculative and illiquid nature of our investments;

•	the use of borrowed money to finance a portion of our investments;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the costs associated with being a public entity;

•	the loss of key personnel;

•	the timing, form and amount of any dividend distributions;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments;

•	the ability of The Carlyle Group Employee Co., L.L.C. and CELF Advisors LLP to attract and retain highly talented professionals that can provide services to our investment adviser and administrator;

•	our ability to maintain our status as a business development company; and

•	our intent to satisfy the requirements of a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended.

We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may,” “plans,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in Part I, Item 1A of and elsewhere in this Form 10-K.

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

PART I

In this annual report, except where the context suggests otherwise:

•	the terms “we,” “us,” “our,” “Company” and “NFIC” refer to NF Investment Corp., a Maryland corporation and its consolidated subsidiaries;

•	the term “SPV” refers to NFIC SPV LLC, our wholly owned and consolidated subsidiary;

•	the term “Carlyle” refers to The Carlyle Group L.P. (NASDAQ: CG) and its affiliates and its consolidated subsidiaries (other than portfolio companies of its affiliated funds);

•	the term “CPC” refers to the Carlyle Private Credit platform, which is Carlyle’s direct lending business unit that operates within the broader Carlyle Global Credit platform. Carlyle Global Credit operates within Carlyle’s Global Market Strategies (“GMS”) segment;

•	the terms “CGMSFA” and “Administrator” refer to Carlyle GMS Finance Administration L.L.C., our administrator a wholly owned and consolidated subsidiary of Carlyle;

•	the terms “CGMSIM” and “Investment Adviser” refer to Carlyle GMS Investment Management L.L.C., our investment adviser, a wholly owned and consolidated subsidiary of Carlyle; and

•	references to “this Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 1. Business

We are an externally managed specialty finance company focused on lending to middle market companies. We are managed by our Investment Adviser, a wholly owned subsidiary of The Carlyle Group L.P. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In addition, we have elected to be treated, and intend to continue to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”). Since we commenced investment operations in August 2013 through December 31, 2016, we have invested more than $417 million in aggregate principal amount of debt investments prior to any subsequent exits or repayments.

Our investment objective is to generate current income and capital appreciation primarily through debt investments in U.S. middle market companies, which we define as companies with approximately $10 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which we believe is a useful proxy for cash flow. We seek to achieve our investment objective primarily through direct originations of secured debt, including first lien senior secured loans (which may include stand-alone first lien loans, first lien/last out loans and “unitranche” loans) and second lien senior secured loans (collectively, “Middle Market Senior Loans”), subject to, in the case of second lien senior secured loans, a limit of 10% of NFIC’s total assets. In addition, NFIC may invest up to 10% of its total assets in high yield securities whose risk profile, as determined at the sole discretion of our Investment Adviser, is similar to or better than the risk profile of Middle Market Senior Loans.

We generate revenues primarily in the form of interest income from the investments we hold. In addition, we generate income from capital gains on the sales of loans and debt securities and various loan origination and other fees.

In conducting our investment activities, we believe that we benefit from the significant scale and resources of Carlyle, including our Investment Adviser and its affiliates. We have operated our business as a BDC since we began our investment activities in August 2013.

Formation Transactions

We were formed in November 2012 as a Maryland corporation structured as an externally managed, non-diversified closed-end investment company. On August 5, 2013, we elected to be regulated as a BDC under the Investment Company Act and commenced substantial investment operations upon the completion of our initial closing of equity capital commitments. In addition, for U.S. federal income tax purposes, we have elected to be treated as a RIC under the Code commencing with our taxable year ended December 31, 2013. After the earlier of August 6, 2018 or the completion of an initial public offering by TCG BDC, Inc. (f/k/a Carlyle GMS Finance, Inc.) (“TCG BDC”) (a BDC managed by our Investment Adviser) that results in an unaffiliated public float of at least 15% of TCG BDC’s aggregate capital commitments (a “Qualified IPO”), our Board of Directors (subject to any necessary stockholder approvals and applicable requirements of the Investment Company Act) will use its best efforts to wind us down and/or liquidate and dissolve us.

Our Investment Adviser

Our investment activities are managed by our Investment Adviser. The principal executive offices of our Investment Adviser are located at 520 Madison Avenue, 40th Floor, New York, NY 10022, with additional offices in Chicago and Los Angeles. Our Investment Adviser is responsible for sourcing potential investments, conducting research and due diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments on an ongoing basis.

Our Investment Adviser is served by an origination, capital markets, underwriting and portfolio management team comprised of experienced investment professionals in CPC, which is Carlyle’s direct lending business unit that operates within the broader Carlyle Global Credit platform. Our investment approach is focused on long-term credit performance and principal preservation. Our Investment Adviser’s investment team utilizes a rigorous, systematic, and consistent investment process, refined over Carlyle’s 29-year history investing in private markets across multiple cycles, designed to achieve enhanced risk-adjusted returns.

Our Investment Adviser’s seven person investment committee is responsible for reviewing and approving our investment opportunities. The members of the investment committee have experience investing through different credit cycles. The investment committee is led by Michael A. Hart, Managing Director of Carlyle, Head of CPC, and our Chief Executive Officer and also includes Jeffrey S. Levin, Managing Director of Carlyle and our President.

Pursuant to a personnel agreement between our Investment Adviser and The Carlyle Employee Co., L.L.C. (“Carlyle Employee Co.”), an affiliate of our Investment Adviser, Carlyle Employee Co. provides our Investment Adviser with access to investment professionals that comprise our Investment Adviser’s investment team. As of March 21, 2017, our Investment Adviser’s investment team includes a team of 27 dedicated investment professionals. The seven members of our Investment Adviser’s investment committee have an average of 21 years of industry experience. In addition, our Investment Adviser and its investment team are supported by a team of finance, operations and administrative professionals currently employed by Carlyle Employee Co. and CELF Advisors LLP (“CELF”), both wholly owned subsidiaries of Carlyle.

Our Investment Adviser, its investment professionals, our executive officers and directors, and other current and future principals of our Investment Adviser serve or may serve as investment advisers, officers, directors or principals of entities or investment funds that operate in the same or a related line of business as we do and/or investment funds, accounts and other similar arrangements advised by Carlyle. An affiliated investment fund, account or other similar arrangement currently formed or formed in the future and managed by our Investment Adviser or its affiliates may have overlapping investment objectives and strategies with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, our Investment Adviser and/or its affiliates may face conflicts of interest arising out of the investment advisory activities of our Investment Adviser and other operations of Carlyle. See “—Allocation of Investment Opportunities and Potential Conflicts

of Interest” and Part I, Item 1A of this Form 10-K “Risk Factors—Risks Related to Our Business and Structure—There are significant potential conflicts of interest, including the management of other investment funds and accounts by our Investment Adviser, which could impact our investment returns” in Part I, Item 1A of this Form 10-K for more information.

Carlyle

Our Investment Adviser is an affiliate of Carlyle. Carlyle is one of the world’s largest and most diversified multi-product global alternative asset management firms. Carlyle and its affiliates advise an array of specialized investment funds and other investment vehicles that invest across a range of industries, geographies, asset classes and investment strategies. Since its founding in Washington, D.C. in 1987, Carlyle has grown to become a leading global alternative asset manager with nearly $158 billion in assets under management (“AUM”) across 281 investment vehicles as of December 31, 2016.

Carlyle Global Credit is one of the largest integrated credit platforms in the industry with approximately $29 billion in AUM and nearly 150 employees with multiple offices, including New York, Chicago and Los Angeles, as of December 31, 2016. Carlyle Global Credit’s investment strategies include loans and structured credit, distressed credit, private credit (through CPC) and energy credit. CPC advises five funds, including us, totaling, in the aggregate, approximately $2.0 billion in AUM as of December 31, 2016.

Primary areas of focus for Carlyle’s Global Credit teams include:

•	Loans and Structured Credit. The structured credit funds invest primarily in performing senior secured bank loans through structured vehicles and other investment vehicles. As of December 31, 2016, Carlyle’s loan and structured credit team advised 44 structured credit funds and two carry funds in the United States, Europe, and Asia totaling, in the aggregate, approximately $19.2 billion in AUM.

•	Distressed Credit. The distressed credit funds generally invest in liquid and illiquid securities and obligations, including secured debt, senior and subordinated unsecured debt, convertible debt obligations, preferred stock and public and private equity of financially distressed companies in defensive and asset-rich industries. In certain investments, these funds may seek to restructure pre-reorganization debt claims into controlling positions in the equity of reorganized companies. As of December 31, 2016, Carlyle’s distressed credit team advised three funds totaling, in the aggregate, approximately $3.4 billion in AUM.

•	Private Credit. The private credit business comprises Carlyle’s BDCs (including us), which invest primarily in middle market first-lien loans (which include unitranche, “first out” and “last out” loans) and second-lien loans, a CLO consisting of middle market senior, first lien loans, and corporate mezzanine funds, which invest in the first-lien, second-lien and mezzanine loans of middle-market companies, typically defined as companies with annual EBITDA ranging from $10 million to $100 million that lack access to the broadly syndicated loan and bond markets. As of December 31, 2016, Carlyle’s private credit investment team advised five funds totaling, in the aggregate, approximately $2.0 billion in AUM.

•	Energy Credit. Carlyle’s energy credit team invests primarily in privately-negotiated mezzanine debt investments in North American energy and power projects and companies. As of December 31, 2016, Carlyle’s energy credit team advised two funds with approximately $4.7 billion in AUM.

Strategic Relationship

We have established a highly differentiated strategic relationship that expands our product offering and increase our scale, enhancing our investment opportunities and optimizing selectivity rates, as we determine which credits provide the best risk adjusted returns for our stockholders. In early 2015, our Investment Adviser developed a key strategic relationship with Madison Capital Funding LLC (“Madison Capital”), a prominent non-bank finance company that is a subsidiary of New York Life Insurance Company, which has allowed us to offer various lending solutions to potential borrowers and has increased our coverage of U.S. middle market private equity firms.

About Our Administrator

CGMSFA, a Delaware limited liability company, serves as our Administrator. Pursuant to an administration agreement between us and the Administrator (the “Administration Agreement”), our Administrator provides services to us and we reimburse our Administrator for its costs and expenses and our allocable portion of overhead incurred by our Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the compensation of certain of our officers and staff. In addition, our Administrator has entered into sub-administration agreements with Carlyle Employee Co. and CELF (the “Carlyle Sub-Administration Agreements”), which provide our Administrator with access to personnel. Our Administrator has also entered into a sub-administration agreement with State Street Bank and Trust Company (“State Street” and such agreement, the “State Street Sub-Administration Agreement” and, together with the Carlyle Sub-Administration Agreements, the “Sub-Administration Agreements”), pursuant to which State Street provides for certain administrative and professional services. State Street also serves as our custodian, transfer agent, distribution paying agent and registrar.

Competitive Strengths

Market Leading Direct Origination Platform. We have access to CPC’s expansive origination platform, including 27 dedicated investment professionals, that covers over 200 private equity firms and over 150 lending institutions. We take a regional approach to client coverage with offices in New York City, Chicago and Los Angeles. The origination team is highly experienced, and maintains deep relationships with a broad network of financial sponsors, commercial and investment banks, and finance companies, which are expected to continue to generate a significant amount of investment opportunities.

Scaled Investment Platform and Capabilities. Our Investment Adviser is a key part of, and has access to, CPC’s established, scaled investment platform. CPC’s broad capabilities and ability to offer a full financing solution to middle market companies give us access to a wide funnel of opportunities, allow us to select high quality credits, construct the optimal financing package as it relates to price and terms, assert greater control over documentation, and generate attractive risk-adjusted returns for our stockholders. As a result of our scale, strategic relationships and ability to co-invest, we can offer large hold sizes, and are able to provide certainty with regards to spreads, fees, structure and covenants. Furthermore, the breadth of CPC’s debt offerings also allows us to deploy capital at a measured pace across credit cycles and construct a portfolio that will perform in a broad range of economic conditions. We believe our differentiated platform has allowed us to become a preferred lending partner to middle market financial sponsors that place a premium on reliability and certainty of financing.

One Carlyle Capabilities Leading to Superior Credit Performance. We benefit from our Investment Adviser’s utilization of the broader resources of Carlyle, which includes access to Carlyle’s relationships and institutional knowledge from almost three decades of private market investing. Our underwriting process leverages Carlyle’s 700 investment professionals across multiple alternative investment asset classes, 29 operating executive consultants, information obtained through direct ownership of over 275 companies and lending relationships with over 500 companies, 11 credit industry research analysts, and in-house government affairs and economic research teams. Our systematic and consistent approach is augmented by industry expertise and tenured underwriting professionals who both lead our Investment Adviser’s investment team and serve on our Investment Adviser’s investment committee. Strong credit underwriting has been a key component of our investing process, where our Investment Adviser seeks to select borrowers whose businesses are expected to retain significant value.

Experienced Investment Team. Our Investment Adviser’s investment team comprises investment professionals in CPC who have extensive middle market lending experience. The investment team consists of 27 dedicated investment professionals. The seven members of our Investment Adviser’s investment committee have an average of 21 years of industry experience. We believe the breadth and depth of the investment team in sourcing, structuring, executing, and monitoring a broad range of private investments provides us with a significant competitive advantage in building a high quality portfolio of investments.

Carefully Constructed Portfolio of Diversified Senior Secured, Floating Rate Loans. Our portfolio has been defensively constructed, exhibits strong credit quality, generates stable risk-adjusted returns and allows us to generate meaningful investment income, and consequently dividend income, for our stockholders. Our portfolio is highly diversified by borrower, industry sector, sponsor relationships and other metrics. As of December 31, 2016, we had a portfolio of 85 investments in 80 portfolio companies across 26 industries and 57 unique sponsors. As of December 31, 2016, approximately 99% of our debt investments bore interest at floating rates, subject to interest rate floors, and 96% of our portfolio was invested in first-lien debt investments (including 7% first lien last out loans).

Strategic Relationship. Our strategic relationship enhances our ability to provide full financing solutions to our borrowers, which results in our being able to generate optimal economics, significant access to diligence and control over documentation terms. Additionally, this relationship further strengthens our origination platform and ability to develop creative financing solutions to invest through the capital structure based on where we believe the best risk-adjusted return opportunities reside. Our Investment Adviser’s strategic relationship with Madison Capital, a leading middle market senior lender with approximately $8.2 billion of AUM as of December 31, 2016, allows us to offer a full unitranche financing solution. This product provides middle market companies with certainty for financing without syndication risk and generates attractive risk-adjusted returns on these investments for our stockholders. Madison Capital provides the first lien/first out portion of the unitranche loan, which allows us to provide the first lien/last out portion. Collectively, we, TCG BDC and Madison Capital have provided over $800 million (before any repayments or exits) of unitranche loans to middle market companies. The relationship has been extremely successful, and we frequently invest alongside Madison Capital on a variety of investment opportunities (in addition to unitranche loans).

The following highlights illustrate our accomplishments since the commencement of our operations:

•	Equity Capital Commitments and Investments—As of March 21, 2017, we had a total of $190.1 million in total capital commitments in NFIC. Of that total, and inclusive of the use of leverage and recycled proceeds from sales and paydowns, we have deployed $385.0 million in 115 funded first lien debt investments and $24.1 million in 15 funded second lien debt investments through December 31, 2016.

•	Facilities—On September 12, 2013, our wholly owned subsidiary, the SPV, entered into a senior secured revolving credit facility (as amended, the “SPV Credit Facility”) with a maximum principal amount of $120 million. In addition, on March 27, 2014, we entered into a senior secured revolving credit facility (as amended, the “ Credit Facility” and, together with the SPV Credit Facility, the “Facilities”) with a maximum principal amount of $50 million.

•

Credit Platform Enhancements—Our Investment Adviser’s investment team has continued to expand and enhance all facets of the credit platform supporting us. Additional senior origination professionals were added during 2016 which meaningfully expanded the direct sourcing capabilities, bringing the total number of senior origination professionals to eight as of December 31, 2016. The scale of the direct origination platform allows us to maximize the investment opportunity set and increase overall investment selectivity. Direct origination has several important benefits including optimizing transaction economics, improving the strength of the loan documentation, and providing greater access to due diligence materials. Additional senior resources were added to the capital markets group, further enhancing investment sourcing and syndication capabilities with other lenders, including banks, finance companies, credit funds, and other business development companies. Additional professionals were added to the underwriting and portfolio management team to support the overall increase in investment activity and portfolio growth. This team works closely with the origination and capital markets professionals, as well as the CPC industry research analysts in executing all facets of transaction due diligence and portfolio management. Further enhancements and additions will be made as appropriate to ensure that our Investment Adviser’s investment team continues to have best in class execution across each segment of the business.

Market Opportunity

We believe the middle market lending environment provides attractive investment opportunities as a result of a combination of the following factors:

Favorable Market Environment. We believe the middle market remains one of the most attractive investment areas due to its large size, superior value relative to the broadly syndicated loan market, and supply-demand imbalance that continues to favor non-bank lenders. We believe market yields remain attractive and leverage levels at middle market companies are stable, creating a favorable investment environment.

Large and Growing U.S. Middle Market. The U.S. middle market is the largest market by many measures, which is expected to enable us to invest selectively as approximately 70% of middle market loan volume is sponsor-backed. According to S&P Capital IQ, as of December 31, 2016, there are over 70,000 U.S. middle market companies generating between $20 million and $1 billion in annual revenue, compared with approximately 3,500 companies with revenue greater than $1 billion. We believe these middle market companies, both sponsored and non-sponsored, represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow.

Leverage, Pricing and Risk. According to the S&P Global Market Intelligence LCD Quarterly Leveraged Lending Review (Q4 2016), middle market companies are less levered, have larger equity contributions, experience lower rates of default, and achieve higher recoveries versus large cap broadly syndicated loans. Middle market loans also tend to achieve more attractive pricing and structures, including documentation, covenants and information/governance, than broadly syndicated loans. Over the 3 year period from 2014 to 2016, middle market loans have exhibited an approximate 200 basis points spread premium over broadly syndicated loans according to the S&P Global Market Intelligence LCD Leveraged Loan Index.

Market Environment Favors Non-Traditional Lenders. Traditional middle-market lenders, such as commercial and regional banks and commercial finance companies, have contracted their origination and lending activities and are focusing on more liquid asset classes or have exited the business. At the same time, institutional investors have sought to invest in larger, more liquid offerings, limiting the ability of middle-market companies to raise debt capital through public capital markets. This has resulted in other capital providers, such as specialty finance companies, structured-credit vehicles such as CLOs (collateralized loan obligations), BDCs, and private investment funds, actively investing in the middle market. We believe the aforementioned changes and restrictions have created a large and growing market opportunity for alternative lenders such as us.

Favorable Capital Markets Trends. Current and future demand for middle market financings, driven by private equity investment and upcoming maturities are expected to provide us with ample deal flow. Current data from the Thompson Reuters LPC Middle Market Weekly Report (January 27, 2017) suggests that approximately $615 billion of upcoming loan maturities for middle market companies are due between 2017 and 2022, and the PitchBook PE & VE Fundraising and Capital Overhang Report (1H 2016) suggests that there is over $657 billion of uninvested capital in 2011–2015 vintage private equity funds. We believe these refinancings and uninvested capital will provide a steady flow of attractive opportunities for well-positioned lenders with deep and longstanding sponsor and market relationships, particularly for providers of full capital structure financing solutions.

Allocation of Investment Opportunities and Potential Conflicts of Interest

An affiliated investment fund, account or other similar arrangement currently formed or formed in the future and managed by our Investment Adviser or its affiliates may have overlapping investment objectives and strategies with our own and, accordingly, may invest in asset classes similar to those targeted by us. This creates potential conflicts in allocating investment opportunities among the Company and such other investment funds, accounts and similar arrangements, particularly in circumstances where the availability or liquidity of such investment opportunities is limited or where co-investments by the Company and other funds, accounts or arrangements are not permitted under applicable law, as discussed below.

For example, Carlyle sponsors several investment funds, accounts and other similar arrangements with strategies overlapping with our strategy, including, without limitation, structured credit funds as well as future closed-end registered investment companies, BDCs, carry funds, managed accounts and structured credit funds. The terms of certain of these investment funds, accounts or other similar arrangements require Carlyle to allocate investment opportunities to them in priority to allocations to other vehicles, such as us. In addition, in some cases the Investment Adviser may make investment recommendations to investment funds, accounts and similar arrangements where the investment funds, accounts and similar arrangements make the investment independently of the Investment Adviser. As a result, there are circumstances where investments appropriate for us are instead allocated, in whole or in part, to such other investment funds, accounts or other similar arrangements irrespective of the Investment Adviser’s policies regarding allocation of investments. Where Carlyle otherwise has discretion to allocate investment opportunities among various funds, accounts and other similar arrangements, it should be noted that Carlyle may determine to allocate such investment opportunities away from us. While our Investment Adviser maintains an allocation policy, such policy may result in certain investment opportunities that are attractive to us being allocated to other funds managed by affiliates of Carlyle.

Our Investment Adviser’s investment team forms the exclusive Carlyle platform for U.S. middle market debt investments. If Carlyle is presented with investment opportunities that generally fall within our investment objective and that of other Carlyle funds, accounts or other similar arrangements, whether focused on a debt strategy or otherwise, Carlyle allocates such opportunities among us and such other Carlyle funds, accounts or other similar arrangements in a manner consistent with our Investment Adviser’s allocation policies and procedures. Our Investment Adviser’s allocation policies and procedures are designed to allocate investment opportunities fairly and equitably among its clients over time, taking into account the sourcing of the transaction, the nature of the investment focus of each such other Carlyle fund, accounts or other similar arrangements, the relative amounts of capital available for investment, the nature and extent of involvement in the transaction on the part of the respective teams of investment professionals, any requirements contained in the governing agreements of the Carlyle funds, accounts or other similar arrangements and other considerations deemed relevant by Carlyle in good faith, including suitability considerations and reputational matters. The application of these considerations may cause differences in the performance of different Carlyle funds, accounts and similar arrangements that have similar strategies.

Because we are a BDC, we are not generally permitted to make loans to companies controlled by Carlyle or other funds managed by Carlyle.

We are also not permitted to make any co-investments with our Investment Adviser or its affiliates (including any fund managed by Carlyle) without exemptive relief from the SEC, subject to certain exceptions, including with respect to our downstream affiliates. The SEC has granted us exemptive relief that permits us and certain of our affiliates to co-invest in suitable negotiated investments (the “Exemptive Relief”). Co-investments made under the Exemptive Relief are subject to compliance with the conditions and other requirements contained in the Exemptive Relief, which could limit our ability to participate in a co-investment transaction. We may also co-invest with funds managed by Carlyle or any of its downstream affiliates, subject to compliance with applicable law and regulations, existing regulatory guidance, and our Investment Adviser’s allocation policies and procedures.

While Carlyle and our Investment Adviser seek to implement their respective allocation processes in a fair and equitable manner under the particular circumstances, there can be no assurance that it will result in equivalent allocation of or participation in investment opportunities or equivalent performance of investments allocated to us as compared to the other entities. In some cases, due to information barriers that are in place, the Company and other Carlyle investment funds, accounts or other similar arrangements may compete with each other for specific investment opportunities without being aware that they are competing with each other. Carlyle has a conflict system in place above these information barriers to identify potential conflicts early in the process and determine if an allocation decision needs to be made. If the conflicts system detects a potential conflict, the legal and compliance departments of Carlyle assess investment opportunities to determine whether a particular investment opportunity is required to be allocated to a particular investment fund, account or other similar arrangement (including the Company) or is prohibited from being allocated to a particular investment fund, account or similar arrangement. Subject to a determination by the legal and compliance departments (if applicable), portfolio management teams are then charged with ensuring that investment opportunities are allocated to the appropriate investment fund, account or similar arrangement.

During periods of unusual market conditions, our Investment Adviser may deviate from its normal trade allocation practices. For example, this may occur with respect to the management of unlevered and/or long-only investment funds, accounts or similar arrangements that are typically managed on a side-by-side basis with levered and/or long-short investment funds, accounts or similar arrangements.

Investment Strategy

Our investment objective is to generate current income and capital appreciation primarily through debt investments in U.S. middle market companies. We seek to achieve our investment objective by investing primarily in Middle Market Senior Loans, subject to, in the case of second lien loans, a limit of 10% of our total assets, and, in addition, investing up to 10% of our total assets in high yield securities who risk profile, as determined at the sole discretion of our Investment Adviser, is similar to or better than the risk profile of Middle Market Senior Loans. The Middle Market Senior Loans are generally made to private U.S. middle market companies that are, in many cases, controlled by private equity firms. We seek to generate strong risk-adjusted net returns by assembling a diversified portfolio of investments across a broad range of industries and instruments.

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

Investment Approach and Risk Monitoring of Investments

Our Investment Adviser utilizes a rigorous, systematic and consistent due diligence underwriting process to evaluate all investment opportunities. Our Investment Adviser’s investment teams primarily consist of origination professionals, research analysts and underwriters. An investment team works on a particular transaction from initial screening through closing, and the same team continues to monitor the credit for the life cycle of the investment.

We view our investment process as consisting of the phases described below:

Origination. Our Investment Adviser has built a strong direct origination platform with coverage of over 200 private equity firms and over 150 lending institutions. Our Investment Adviser’s origination team sources approximately 700 opportunities per year for us with an ultimate investment rate by us of less than 10% annually. The scale of our Investment Adviser’s origination platform allows us to maximize access to investment opportunities and enhance overall investment selectivity. We further seek to reduce risk by partnering with experienced sponsors with strong track records. We believe lending to companies owned by leading private equity firms (versus non-sponsored companies) has several important and potentially defensive characteristics. Sponsor involvement provides for:

•	maximization of investment opportunities as approximately 70% of middle market loan volume is sponsor backed as of December 31, 2016, according to the S&P Global Market Intelligence LCD Middle Market Fact Sheet;

•	validation of enterprise value;

•	support, as needed, in strategy, operations and governance of portfolio companies; and

•	the potential for additional capital commitment by sponsor if company requires financial support.

The origination team supplements these relationships through personal visits and marketing campaigns focused on maximizing investment deal flow. It is their responsibility to identify specific opportunities, refine opportunities through candid exploration of the underlying facts and circumstances and to apply creative and flexible solutions to solve clients’ financing needs. The origination personnel are located in New York, Chicago and Los Angeles. Each originator maintains long-standing relationships with potential sources of deal flow and is responsible for covering a specified target market. We believe those originators’ strength and breadth of relationships across a wide range of markets generate numerous financing opportunities, which should enable our Investment Adviser to be highly selective in recommending investments.

Transaction Screening. After the senior originator has completed an initial screen, the investment team will prepare and present a consistent screening template that includes business description, proposed transaction financing structures, preliminary financial analysis, initial assessment of investment merits and key risks and market/industry considerations to a subset of our Investment Adviser’s investment committee. During this early stage, the investment team also assesses initial adherence with environmental, social, and governance policies. Based on feedback from the committee, the deal team will prepare and disseminate an outcome email that documents the takeaways from the meeting, including preferred financing structure as well as terms, key diligence items, and next steps.

Underwriting. The next step is full credit analysis and in-depth due diligence. During the investment process, the investment team works closely with the private equity sponsor in all aspects of due diligence, including onsite meetings, due diligence calls, and review of third party diligence reports. Our Investment Adviser also conducts an independent evaluation of the business, utilizing both internal and external sources. A key differentiator is our Investment Adviser’s integrated credit platform and collaborative efforts that leverage Carlyle’s broader resources, which include access to Carlyle’s relationships and institutional knowledge. This includes speaking to the private equity investment professionals (in accordance with information barrier restrictions), Carlyle operating executives, Carlyle’s Chief Economist & Director of Research, Carlyle’s Government Affairs professionals, and any executive within Carlyle’s private equity portfolio. In addition, we utilize multiple third party expert networks to supplement its work to gain further insight into company and industry factors from various thought leaders across the company’s markets. From the multiple diligence sources noted above, the deal team will prepare a highly detailed approval memo that includes, but is not limited to, the following:

•	Overview of the opportunity and investment team recommendation

•	Structure, terms and pricing of the proposed facilities

•	Sources and uses

•	Sponsor background, history

•	Risks and mitigants

•	Detailed analysis of historical financial statements, including analysis of EBITDA adjustments, where appropriate

•	Projections, including management/sponsor case and base case, with assumptions clearly described, including revenue and EBITDA bridge, where appropriate

•	Downside case analysis

•	Fixed/variable cost analysis

•	Business/product description

•	Customers & suppliers

•	Industry trends and analysis

•	Competition

•	Management

•	Legal, environmental, regulatory issues (if applicable)

•	Capital markets/syndication strategy (if applicable)

•	Items as to which approval is conditional and which require further due diligence and/or subsequent resolution

Monitoring. We view proactive portfolio monitoring as a vital part of the investment process. Our Investment Adviser utilizes a proprietary credit surveillance report and software system, an objective rules-based Internal Risk Rating system and proprietary valuation model to assess risk in the portfolio. In addition to monthly portfolio reviews, our Investment Adviser compiles a quarterly risk report that examines, among other metrics, migration in portfolio and loan level investment mix, industry diversification, Internal Risk Ratings, revenue, EBITDA, and leverage. Our Investment Adviser supplements these policies with additional analyses and projections, including stress scenarios, to assess the potential exposure of our portfolio to variable macroeconomic factors and market conditions. For more information on the Internal Risk Ratings of our portfolio, see Part II, Item 7 of this Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity.”

Portfolio Composition

As of December 31, 2016 and 2015, the fair value of our investments was approximately $286.2 million and $244.3 million, respectively, in 80 and 70 portfolio companies, respectively.

The type, geography and industry composition of our non-controlled/non-affiliated investments as a percentage of fair value as of December 31, 2016 and 2015 was each as follows:

	As of December 31,
Type—% of Fair Value	2016	2015
First Lien Debt	96.36%	90.62%
Second Lien Debt	3.64	9.38

Total	100.00%	100.00%

	As of December 31,
Type—% of Fair Value	2016	2015
Floating Rate	99.10%	98.40%
Fixed Rate	0.90	1.60

Total	100.00%	100.00%

	As of December 31,
Geography—% of Fair Value	2016	2015
Canada	—	0.77%
Ireland	—	0.84
United Kingdom	2.05%	2.59
United States	97.95	95.80

Total	100.00%	100.00%

	As of December 31,
Industry—% of Fair Value	2016	2015
Aerospace & Defense	4.24%	6.88%
Automotive	4.81	3.56
Banking, Finance, Insurance & Real Estate	8.98	7.98
Business Services	10.00	12.60
Capital Equipment	3.93	2.14
Chemicals, Plastics & Rubber	4.57	4.29
Construction & Building	1.50	2.30
Consumer Services	5.57	4.29
Containers, Packaging & Glass	5.49	7.06
Durable Consumer Goods	4.34	2.75
Energy: Electricity	2.53	2.97
Energy: Oil & Gas	1.07	1.30
Environmental Industries	2.11	2.55
Forest Products & Paper	1.39	—
Healthcare & Pharmaceuticals	7.75	6.89
High Tech Industries	8.45	5.54
Hotel, Gaming & Leisure	1.67	2.71
Media: Advertising, Printing & Publishing	4.19	3.27
Metals & Mining	1.19	1.39

	As of December 31,
Industry—% of Fair Value	2016	2015
Non-durable Consumer Goods	2.87	5.09
Retail	1.65	1.71
Software	0.44	0.50
Telecommunications	5.69	6.63
Transportation: Cargo	2.30	1.96
Transportation: Consumer	1.47	1.28
Utilities: Electric	—	0.78
Wholesale	1.80	1.58

Total	100.00%	100.00%

See the Consolidated Schedules of Investments as of December 31, 2016 and 2015 in our consolidated financial statements in Part II, Item 8 of this Form 10-K for more information on these investments, including a list of companies and type, cost and fair value of investments.

Election to be Taxed as a RIC

We have elected to be treated, and intend to qualify annually, as a RIC for U.S. federal income tax purposes under Subchapter M of the Code. As a RIC, we generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends. Instead, dividends we distribute generally will be taxable to the holders of our common stock, and any net operating losses, foreign tax credits and other tax attributes may not pass through to the holders of our common stock. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders on an annual basis at least 90% of our investment company taxable income (generally, our net ordinary income plus the excess of our realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction) for any taxable year (the “Annual Distribution Requirement”). The following discussion assumes that we qualify as a RIC and have satisfied the Annual Distribution Requirement.

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

Our Regulatory Structure—Regulation as a Business Development Company

General

We have elected to be regulated as a BDC under the Investment Company Act and have elected to be treated as a RIC under the Code. A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to them. A BDC may use capital provided by public stockholders and from other sources to make long-term, private investments in businesses. We do not intend to list our common stock on a stock exchange and it will not be publicly traded.

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

As with other companies regulated by the Investment Company Act, a BDC must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not “interested persons,” as that term is defined in Section 2(a)(19) of the Investment Company Act (“Independent Directors”). We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

The Investment Company Act contains prohibitions and restrictions relating to certain transactions between BDCs and certain affiliates (including any investment advisers or sub-advisers), principal underwriters and certain affiliates of those affiliates or underwriters. Because we are a BDC, we are not generally permitted to make loans to companies controlled by Carlyle or other funds managed by Carlyle. We are also not permitted to make any co-investments with our Investment Adviser or its affiliates (including any fund managed by Carlyle) without exemptive relief from the SEC, subject to certain exceptions, including with respect to our downstream affiliates. The SEC has granted us Exemptive Relief that permits us and certain present and future funds advised by our Investment Adviser (or a future investment adviser controlling, controlled by or under common control with our Investment Adviser) to co-invest in suitable negotiated investments. Co investments made under the Exemptive Relief are subject to compliance with the conditions and other requirements contained in the Exemptive Relief, which could limit our ability to participate in a co-investment transaction. We may also co-invest with funds managed by Carlyle or any of its downstream affiliates, subject to compliance with applicable law and regulations, existing regulatory guidance, and our Investment Adviser’s allocation policies and procedures.

As a BDC, we are generally required to meet an asset coverage ratio, defined under the Investment Company Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 200% after each issuance of senior securities.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act of 1933, as amended (the “Securities Act”). Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies. We may enter into hedging transactions to manage the risks associated with interest rate and currency fluctuations. We may purchase or otherwise receive warrants or options to purchase the common stock of our portfolio companies in connection with acquisition financings or other investments. In connection with such an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances.

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

We are generally not able to issue and sell our common stock at a price below net asset value per share. See Part I, Item 1A of this Form 10-K “Risk Factors—Risks Related to Our Business and Structure—Regulations governing our operation as a BDC affect our ability to, and the way in which we will, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.” We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board of Directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

We will be periodically examined by the SEC for compliance with the Investment Company Act.

As a BDC, we are subject to certain risks and uncertainties. See Part I, Item 1A of this Form 10-K “Risk Factors—Risks Related to Our Business and Structure.”

Qualifying Assets

We may invest up to 30% of our portfolio opportunistically in “non-qualifying assets,” which will be driven primarily through opportunities sourced through the CPC platform. However, under the Investment Company Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the Investment Company Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to our proposed business are the following:

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

Managerial Assistance to Portfolio Companies

A BDC must have been organized under the laws of, and have its principal place of business in, any state or states within the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. Our Investment Adviser or an affiliate thereof may provide such managerial assistance on our behalf to portfolio companies that request such assistance. We may receive fees for these services.

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

Indebtedness and Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the Investment Company Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see Part I, Item 1A of this Form 10-K “Risk Factor—Risks Relating to Our Business and Structure—Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.”

Code of Ethics

We and our Investment Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the Investment Company Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain transactions by our personnel. Our codes of ethics generally do not permit investments by our and our Investment Adviser’s personnel in securities that may be purchased or sold by us.

Compliance Policies and Procedures

We and our Investment Adviser have each adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a Chief Compliance Officer to be responsible for administering the policies and procedures.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”) imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•	pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•	pursuant to Rule 13a-15 of the Exchange Act, our management must prepare a report regarding its assessment of our internal control over financial reporting and, starting from the date on which we cease to be an emerging growth company under the JOBS Act, must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm; and

•	pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to material weaknesses.

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

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to our Investment Adviser. The proxy voting policies and procedures of our Investment Adviser are set forth below. These guidelines are reviewed periodically by our Investment Adviser and our Independent Directors, and, accordingly, are subject to change.

An investment adviser registered under the Advisers Act has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, our Investment Adviser recognizes that it must vote portfolio securities in a timely manner free of conflicts of interest and in the best interests of its clients.

These policies and procedures for voting proxies are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Our Investment Adviser will vote proxies relating to our portfolio securities in what it perceives to be the best interest of our stockholders. Our Investment Adviser will review on a case-by-case basis each proposal submitted to a stockholder vote to determine its impact on the portfolio securities held by us. Although our Investment Adviser will generally vote against proposals that may have a negative impact on our portfolio securities, it may vote for such a proposal if there exist compelling long-term reasons to do so.

Our Investment Adviser’s proxy voting decisions will be made by its investment committee. To ensure that the vote is not the product of a conflict of interest, our Investment Adviser will require that: (1) anyone involved in the decision making process disclose to our Investment Adviser’s investment committee, and Independent Directors, any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision making process or vote administration are prohibited from revealing how our Investment Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.

Privacy Principles

We endeavor to maintain the privacy of our stockholders and to safeguard their non-public personal information. The following information is provided to help stockholders understand what non-public personal information we collect, how we protect that information and why, in certain cases, we may share that information with select other parties.

We may collect non-public personal information about stockholders from our subscription agreements or other forms, such as name, address, account number and the types and amounts of investments, and information about transactions with us or our affiliates, such as participation in other investment programs, ownership of certain types of accounts or other account data and activity. We may disclose the non-public personal information that we collect from our stockholders or former stockholders, as described above, to our affiliates and service providers and as allowed by applicable law or regulation. Any party that receives this information from us is permitted to use it only for the services required by us and as allowed by applicable law or regulation, and is not permitted to share or use this information for any other purpose. We permit access only by authorized personnel who need access to that non-public personal information to provide services to us and our stockholders. We also maintain physical, electronic and procedural safeguards for non-public personal information that are designed to comply with applicable law.

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

Competition

Our primary competitors in providing financing to middle market companies include public and private funds, other BDCs, commercial and investment banks, collateralized loan obligations, commercial finance companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that will not be available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we do, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act and the Code impose on us. We cannot assure you that the competitive pressures we will face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

We expect to use the expertise of the members of our Investment Adviser’s investment committee and its investment team to assess investment risks and determine appropriate pricing for our investments. In addition, we expect that the relationships developed by our Investment Adviser’s investment team will enable us to learn about and compete effectively for, financing opportunities with attractive middle market companies in the industries in which we seek to invest. For additional information concerning the competitive risks we face, see Part I, Item 1A of this Form 10-K “Risk Factors—Risks Related to Our Investments—We operate in a highly competitive market for investment opportunities, and compete with investment vehicles sponsored or advised by our affiliates”.

Staffing

We do not currently have any employees. Our Chief Financial Officer and Treasurer and Chief Operating Officer, each a Managing Director of Carlyle, and our Chief Compliance Officer and Secretary, a Director of Carlyle, are retained by our Administrator pursuant to the Carlyle Sub-Administration Agreements. Each of these professionals performs their respective functions for us under the terms of our Administration Agreement.

Our day-to-day investment operations are managed by our Investment Adviser. Pursuant to its personnel agreement with Carlyle Employee Co., our Investment Adviser has access to the members of its investment committee, and a team of additional experienced investment professionals who, collectively, comprise the

Investment Adviser’s investment team. Our Investment Adviser may hire additional investment professionals to provide services to us.

Implications of Being an Emerging Growth Company

We currently are, and expect to remain, an “emerging growth company,” as that term is used in the JOBS Act until the earlier of:

•	up to five years measured from the date of the first sale of common equity securities pursuant to an effective registration statement;

•	the last day of the first fiscal year in which our annual gross revenues are $1.0 billion or more;

•	the date on which we have, during the preceding three-year period, issued more than $1.0 billion in non-convertible debt; and

•	the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of the common stock that is held by non-affiliates exceeds $700 million as of any June 30.

We expect to remain an emerging growth company because we do not intend to pursue an initial public offering.

Under the JOBS Act, we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected. See Part I, Item 1A of this Form 10-K “Risk Factors—Risks Related to Our Business and Structure—We are obligated to maintain proper and effective internal control over financial reporting. Failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and the value of our common stock.”

In addition, Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) and Section 13(a) of the Exchange Act, as amended by Section 102(b) of the JOBS Act, provide that an emerging growth company can take advantage of the extended transition period for complying with new or revised accounting standards. However, pursuant to Section 107 of the JOBS Act, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Our decision to opt out of the extended transaction period for complying with new or revised accounting standards is irrevocable.

Item 1A. Risk Factors

Potential investors should be aware that an investment in the Company involves a high degree of risk. There can be no assurance that the Company’s investment objective will be achieved or that an investor will receive a return of its capital. In addition, there will be occasions when the Investment Adviser and its affiliates may encounter potential conflicts of interest in connection with the Company. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The following considerations, in addition to the considerations set forth elsewhere herein, should be carefully evaluated before making an investment in the Company. If any of the following events occur, our business, financial condition and operating result could be materially and adversely affected. In such case, our net asset value could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Structure

Capital markets may experience periods of disruption and instability. These market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may in the future have a negative impact on our business and operations.

From time to time, capital markets may experience periods of disruption and instability. For example, between 2007 and 2009, the global capital markets experienced an extended period of disruption as evidenced by a lack of liquidity in the debt capital markets, write-offs in the financial services sector, the re-pricing of credit risk and the failure of certain major financial institutions. Despite actions of the United States, federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While market conditions have experienced relative stability in recent years, there have been continuing periods of volatility such as that following the referendum by British voters to exit the European Union (“Brexit”) in June 2016 and that experienced during the first quarter of 2016, and there can be no assurance that adverse market conditions will not repeat themselves in the future. During such periods of market disruption and instability, we and other companies in the financial services sector may have limited access, if available, to alternative markets for debt and equity capital. Equity capital may be difficult to raise because, subject to some limited exceptions which will apply to us, as a BDC, we will generally not be able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage, as defined in the Investment Company Act, must equal at least 200% immediately after each time we incur indebtedness. The debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

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

We are dependent upon our Investment Adviser for our future success.

We do not have any employees. We depend on the diligence, skill and network of business contacts of our Investment Adviser’s investment professionals and CPC to source appropriate investments for us. We depend on members of our Investment Adviser’s investment team to appropriately analyze our investments and our Investment Adviser’s investment committee to approve and monitor our middle market portfolio investments. Our Investment Adviser’s investment committee, together with the other members of its investment team, evaluate, negotiate, structure, close and monitor our investments. Our future success will depend on the continued availability of the members of our Investment Adviser’s investment committee and the other investment professionals available to our Investment Adviser. Neither we nor our Investment Adviser has employment agreements with these individuals or other key personnel, and we cannot provide any assurance that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his or her relationship with us. The loss of Mr. Hart, or any of the other senior investment professionals to which our Investment Adviser has access, could have a material adverse effect on our ability to achieve our investment objective as well as on our financial condition and results of operations. In addition, we cannot assure you that CGMSIM will remain our investment adviser or that we will continue to have access to Carlyle’s investment professionals or its information and deal flow. Further, the can be no assurance that CGMSIM will replicate its own or Carlyle’s historical success, and we caution you that our investment returns could be substantially lower than the returns achieved by other Carlyle-managed funds.

Our financial condition, results of operations and ability to achieve our investment objective depend on our ability to source investments, access financing and manage future growth effectively .

Our ability to achieve our investment objective and to grow depends on our ability to acquire suitable investments and monitor and administer those investments, which depends, in turn, on our Investment Adviser’s ability to identify, invest in and monitor companies that meet our investment criteria.

Accomplishing this result on a cost-effective basis is largely a function of our Investment Adviser’s structuring of the investment process, its ability to provide competent, attentive and efficient services to us and its ability to access financing for us on acceptable terms. Our Investment Adviser’s investment team has substantial responsibilities under the Investment Advisory Agreement, has substantial responsibilities in connection with managing us and certain other investment funds and accounts advised by our Investment

Adviser, and may also be called upon to provide managerial assistance to our portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order for us to grow, Carlyle will need to hire, train, supervise, manage and retain new employees. However, we can offer no assurance that any such investment professionals will contribute effectively to the work of our Investment Adviser. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

We may need to raise additional capital to grow because we must distribute most of our income.

We may need additional capital to fund growth in our investments, and a reduction in the availability of new capital could limit our ability to grow. We have elected to be treated, and intend to qualify annually, as a RIC for U.S. federal income tax purposes under Subchapter M of the Code. To maintain our status as a RIC, among other requirements, we must distribute on a timely basis at least 90% of our investment company taxable income to our stockholders to maintain our RIC status. As a result, any such cash earnings may not be available to fund investment originations or repay maturing debt. We have borrowed under the SPV Credit Facility and the Credit Facility and in the future may borrow under additional debt facilities from financial institutions. We must continue to issue additional debt and equity securities to fund our growth. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which may have an adverse effect on the value of our securities. We may pursue growth through acquisitions or strategic investments in new businesses. Completion and timing of any such acquisitions or strategic investments may be subject to a number of contingencies and risks. There can be no assurance that the integration of an acquired business will be successful or that an acquired business will prove to be profitable or sustainable.

In addition, as a BDC, our ability to borrow or issue preferred stock may be restricted if our total assets are less than 200% of our total borrowings and preferred stock. Furthermore, equity capital may be difficult to raise because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price per share less than NAV without first obtaining approval for such issuance from our stockholders and our Independent Directors.

Any failure on our part to maintain our status as a BDC or RIC would reduce our operating flexibility, may hinder our achievement of our investment objective, may limit our investment choices and may subject us to greater regulation.

The Investment Company Act imposes numerous constraints on the operations of BDCs and RICs that do not apply to other types of investment vehicles. For example, under the Investment Company Act, BDCs are required to invest at least 70% of their total assets in specified types of “qualifying assets,” primarily in private U.S. companies or thinly-traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. In addition, in order to continue to qualify as a RIC for U.S. federal income tax purposes, we are required to satisfy certain source-of-income, diversification and distribution requirements. These constraints, among others, may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective. See Part I, Item 1 of this Form 10-K “Business—Election to be Taxes as a RIC.”

Furthermore, any failure to comply with the requirements imposed on BDCs by the Investment Company Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our outstanding voting securities as required by the Investment Company Act, we may elect to withdraw our status as a BDC. If we decide to withdraw our election, or if we otherwise fail to qualify, or maintain our qualification, as a BDC, we might be regulated as a closed-end investment company that is required to register under the Investment Company Act, which would subject us to additional regulatory restrictions, significantly decrease our operating flexibility and could significantly increase our cost of doing business. In addition, any such failure could cause an event of default under our outstanding indebtedness, which could have a material adverse effect on our business, financial condition or results of operations.

Regulations governing our operation as a BDC affect our ability to, and the way in which we will, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the Investment Company Act. In addition, we may seek to securitize certain of our loans. Under the provisions of the Investment Company Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 200% of total assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test, which may prohibit us from paying dividends and could prevent us from maintaining our status as a RIC or may prohibit us from repurchasing shares of our common stock. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Accordingly, any failure to satisfy this test could have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2016, our asset coverage calculated in accordance with the Investment Company Act was 219.26%. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, our common stockholders would also be exposed to typical risks associated with increased leverage, including an increased risk of loss resulting from increased indebtedness.

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

As part of our business strategy, we, including through our wholly owned subsidiary, borrow from and may in the future issue additional senior debt securities to banks, insurance companies and other lenders. Holders of these loans or senior securities would have fixed-dollar claims on our assets that are superior to the claims of our stockholders. If the value of our assets decreases, leverage will cause our net asset value to decline more sharply than it otherwise would have without leverage. Similarly, any decrease in our income would cause our net income to decline more sharply than it would have if we had not borrowed. This decline could negatively affect our ability to make dividend payments on our common stock.

Our ability to service our borrowings depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. In addition, our management fees are payable based on our gross assets, including assets acquired through the use of leverage, (but excluding cash and any temporary investments in cash-equivalents), which may give our Investment Adviser an incentive to use leverage to make additional investments. See “—We may be obligated to pay our Investment Adviser even if we incur a loss.” The amount of leverage that we employ will depend on our Investment Adviser’s and our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

In addition to having fixed-dollar claims on our assets that superior to the claims of our common stockholders, obligations to lenders may be secured by a first priority security interest in our portfolio of investments and cash. In the case of a liquidation event, those lenders would receive proceeds to the extent of their security interest before any distributions are made to our stockholders.

Our Facilities also impose financial and operating covenants that restrict our business activities, remedies on default and similar matters. As of December 31, 2016, we are in compliance with the covenants of our SPV Credit Facility and Credit Facility. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, although we believe we will continue to be in compliance, we cannot assure you that we will continue to comply with the covenants in our Facilities. Failure to comply with these covenants could result in a default. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness, which may result in cross-acceleration of other indebtedness. An acceleration could have a material adverse impact on our business, financial condition and results of operations. Lastly, we may be unable to obtain additional leverage, which would, in turn, affect our return on capital.

As of December 31, 2016, we had $130.4 million of outstanding consolidated indebtedness under our Facilities. Our annualized interest cost as of December 31, 2016, was 2.62%, excluding fees (such as fees on undrawn amounts and amortization of upfront fees). Since we generally pay interest at a floating rate on our SPV Credit Facility and Credit Facility, an increase in interest rates will generally increase our borrowing costs.

Our indebtedness could adversely affect our business, financial conditions or results of operations.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our credit facilities or otherwise in an amount sufficient to enable us to repay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before it matures. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets or seeking additional equity. We cannot assure you that any such actions, if necessary, could be effected on commercially reasonable terms or at all, or on terms that would not be disadvantageous to our stockholders or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements.

Changes in interest rates may increase our cost of capital, reduce the ability of our portfolio companies to service their debt obligations and decrease our net investment income.

General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income and our net asset value. Substantially all of our debt investments have variable interest rates that reset periodically based on benchmarks such as LIBOR and the prime rate, so an increase in interest rates from their historically low present levels may make it more difficult for our portfolio companies to service their obligations under the debt investments that we will hold. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, to the extent we borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income to the extent we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including, the pace at which investments are made, the interest rate payable on the debt securities we acquire, the default rate on such securities, rates of repayment, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses and changes in unrealized appreciation or depreciation, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

There are significant potential conflicts of interest, including the management of other investment funds and accounts by our Investment Adviser, which could impact our investment returns.

Our executive officers and directors, other current and future principals of our Investment Adviser and certain members of our Investment Adviser’s investment committee may serve as officers, directors or principals of other entities and affiliates of our Investment Adviser and funds managed by our affiliates that operate in the same or a related line of business as we do. Currently, our executive officers, as well as the other principals of our Investment Adviser manage other funds affiliated with Carlyle. In addition, our Investment Adviser’s investment team has responsibilities for managing U.S. middle market debt investments for certain other investment funds and accounts. Accordingly, they have obligations to investors in those entities, the fulfillment of which may not be in the best interests of, or may be adverse to the interests of, us or our stockholders. Although the professional staff of our Investment Adviser will devote as much time to our management as appropriate to enable our Investment Adviser to perform its duties in accordance with the Investment Advisory Agreement, the investment professionals of our Investment Adviser may have conflicts in allocating their time and services among us, on the one hand, and investment vehicles managed by Carlyle or one or more of its affiliates, on the other hand.

In addition, we note that any affiliated investment vehicle currently existing, or formed in the future, and managed by our Investment Adviser or its affiliates, including Carlyle, may, notwithstanding different stated investment objectives, have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, our Investment Adviser may face conflicts in allocating investment opportunities between us and such other entities. Although our Investment Adviser will endeavor to allocate investment opportunities in a fair and equitable manner in accordance with its allocation policies and procedures, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by our Investment Adviser or an investment manager affiliated with our Investment Adviser, including Carlyle. In any such case, when our Investment Adviser identifies an investment, it will be forced to choose which investment fund should make the investment.

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

Carlyle considers its “One Carlyle” philosophy and the ability of its professionals to communicate and collaborate across funds, industries and geographies one of its significant competitive strengths. As a result of the expansion of its platform into various lines of business in the alternative asset management industry, Carlyle is subject to a number of actual and potential conflicts of interest and subject to greater regulatory oversight than that to which it would otherwise be subject if it had just one line of business. In addition, as Carlyle expands its platform, the allocation of investment opportunities among its investment funds, including us, is expected to become more complex. In addressing these conflicts and regulatory requirements across Carlyle’s various businesses, Carlyle has and may continue to implement certain policies and procedures (for example, information barriers). As a practical matter, the establishment and maintenance of such information barriers means that collaboration between our investment professionals across various platforms or with respect to certain investments may be limited, reducing potential synergies that Carlyle has cultivated across these businesses through its “One Carlyle” approach. In addition, we may come into possession of material non-public information with respect to issuers in which we may be considering making an investment. As a consequence, we may be precluded from providing such information or other ideas to other funds affiliated with Carlyle that benefit from such information or we may be precluded from otherwise consummating a contemplated investment. To the extent we or any other funds affiliated with Carlyle fail to appropriately deal with any such conflicts, it could negatively impact our reputation or Carlyle’s reputation and our ability to raise additional funds and the willingness of counterparties to do business with us or result in potential litigation against us. Our communications with Carlyle Corporate Private Equity, Real Assets and Investment Solutions personnel are subject to certain restrictions as set forth in Carlyle’s information barrier policy. In that regard, it is not generally expected that the investment personnel involved in our day-to-day affairs will discuss any issuer-specific information with other members of Carlyle outside the Carlyle Global Credit platform.

In the ordinary course of business, we may enter into transactions with affiliates and portfolio companies that may be considered related party transactions. In order to ensure that we do not engage in any prohibited transactions under the Investment Company Act with any persons affiliated with us, we have implemented certain policies and procedures whereby certain of our executive officers screen each of our transactions for any possible affiliations between the proposed portfolio investment, us, companies controlled by us, any stockholders that own more than 5% of us and our employees and directors. We will not enter into any agreements unless and until we are satisfied that doing so will not raise concerns under the Investment Company Act or, if such concerns exist, we have taken appropriate actions to seek Board of Directors review and approval or SEC exemptive relief for such transaction. Our Board of Directors will review these procedures on an annual basis.

In the course of our investing activities, we pay management fees to our Investment Adviser and reimburse our Investment Adviser for certain expenses it incurs in accordance with our Investment Advisory Agreement. As a result, investors in our common stock invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than an investor might achieve through direct investments. Accordingly, there may be times when the senior management team of our Investment Adviser has interests that differ from those of our stockholders, giving rise to a conflict.

In addition, we pay our Administrator, an affiliate of our Investment Adviser, its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including, compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff in their role of performing our Sarbanes-Oxley Act internal control assessment. These arrangements create conflicts of interest that our Board of Directors monitors.

Our fee structure may induce our Investment Adviser to pursue speculative investments and incur leverage, and investors may bear the cost of multiple levels of fees and expenses.

Because the management fees payable to our Adviser are payable based on our gross assets, including those assets acquired through the use of leverage, our Investment Adviser has a financial incentive to incur leverage which may not be consistent with our stockholders’ interests.

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds, and, to the extent we so invest, bear our ratable share of any such investment company’s expenses, including management and performance fees. We also remain obligated to pay management fees to our Investment Adviser with respect to the assets invested in the securities and instruments of other investment companies. With respect to each of these investments, each of our stockholders bear his or her share of the management fees of our Investment Adviser as well as indirectly bearing the management and performance fees and other expenses of any investment companies in which we invest.

We will be subject to corporate-level income tax if we are unable to maintain our qualification as a RIC for U.S. federal income tax purposes under Subchapter M of the Code.

Although we have elected to be treated, and intend to qualify annually, as a RIC for U.S. federal income tax purposes under Subchapter M of the Code, we cannot assure you that we will be able to maintain RIC status. To maintain RIC status and be relieved of U.S. federal income taxes on income and gains distributed to our stockholders, we must, among other things, continue to qualify and have in effect an election to be treated as a BDC under the Investment Company Act at all times during each taxable year and meet the Annual Distribution Requirement, the 90% Gross Income Test and the Diversification Tests (each defined term, defined below).

•	We must distribute to our stockholders on an annual basis at least 90% of our investment company taxable income (generally, our net ordinary income plus the excess of our realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction) for each taxable year (the “Annual Distribution Requirement”).

•	We must derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to our business of investing in such stock or securities or foreign currencies (the “90% Gross Income Test”).

•	At the end of each quarter of our taxable year, at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, or of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses, or the securities of one or more “qualified publicly traded partnerships” (the “Diversification Tests”).

If we fail to maintain our RIC status for any reason, and we do not qualify for certain relief provisions under the Code, we would be subject to corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes) regardless of whether we make any distributions to the holders of our common stock. In this event, the resulting taxes and any resulting penalties could substantially reduce our net assets, the amount of our income available for distribution and the amount of our distributions to our stockholders, which would have a material adverse effect on our financial performance. For additional discussion regarding the tax implications of a RIC, see Part I, Item 1 of this Form 10-K “Business—Election to be Taxed as a RIC.”

We may have difficulty satisfying the Annual Distribution Requirement in order to maintain our RIC status if we recognize income before or without receiving cash representing such income.

We may make investments that produce income that is not matched by a corresponding cash receipt by us, such as original issue discount (“OID”), which may arise, for example, if we receive warrants in connection with the making of a loan, or payment-in-kind (“PIK”) interest representing contractual interest added to the loan principal balance and due at the end of the loan term. Any such income would be treated as income earned by us and therefore would be subject to the Annual Distribution Requirement. Such investments may require us to borrow money or dispose of other securities in order to comply with those requirements. However, under the Investment Company Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless an “asset coverage” test is met. See Part I, Item 1 of this Form 10-K “Business—Our Regulatory Structure—Regulation as a Business Development Company—Indebtedness and Senior Securities.”

If we are prohibited from making distributions or are unable to raise additional debt or equity capital or sell assets to make distributions, we may not be able to make sufficient distributions to satisfy the Annual Distribution Requirement, and therefore would not be able to maintain our qualification as a RIC. Additionally, we may make investments that result in the recognition of ordinary income rather than capital gain, or that prevent us from accruing a long-term holding period. These investments may prevent us from making capital gain distributions. See Part I, Item 1 of this Form 10-K “Business—Election to be Taxed as a RIC.”

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

We are obligated to maintain proper and effective internal control over financial reporting, including the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”). We will not be required to comply with all of the requirements under Section 404 until the date we are no longer an emerging growth company under the JOBS Act. Accordingly, our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 that we will eventually be required to meet. Specifically, we are required to conduct annual management assessments of the effectiveness of our internal controls over financial reporting. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the date we are no longer an emerging growth company under the JOBS Act. We currently are, and expect to remain, an “emerging growth company,” as that term is used in the JOBS Act until the earliest of: (i) up to five years measured from the date of the first sale of common equity securities pursuant to an effective registration statement; (ii) the last day of the first fiscal year in which our annual gross revenues are $1.0 billion or more; (iii) the date on which we have, during the preceding three-year period, issued more than $1.0 billion in non-convertible debt; and (iv) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of the common stock that is held by non-affiliates exceeds $700 million as of any June 30. We expect to remain an emerging growth company because we do not intend to pursue an initial public offering.

We have begun the process of documenting our internal control procedures to satisfy the requirements of Section 404, which requires annual management assessments of the effectiveness of our internal control over financial reporting. If we are not able to implement the applicable requirements of Section 404 in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC, and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements could also suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us and holders of our common stock.

Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed and we could fail to meet our financial reporting obligations

Certain investors are limited in their ability to make significant investments in us.

Private funds that are excluded from the definition of “investment company” either pursuant to Section 3(c)(1) or 3(c)(7) of the Investment Company Act are restricted from acquiring directly or through a controlled entity more than 3% of our total outstanding voting stock (measured at the time of the acquisition). Investment companies registered under the Investment Company Act and BDCs are also subject to this restriction as well as other limitations under the Investment Company Act that would restrict the amount that they are able to invest in our securities. As a result, certain investors will be limited in their ability to make significant investments in us at a time that they might desire to do so.

Our Board of Directors is authorized to reclassify any unissued shares of common stock into one or more classes of preferred stock, which could convey special rights and privileges to its owners.

Under the Maryland General Corporation Law (“MGCL”) and our charter, our Board of Directors is authorized to classify and reclassify any authorized but unissued shares of stock into one or more classes of stock, including preferred stock. Prior to the issuance of shares of each class or series, the Board of Directors is required by Maryland law and our charter to set the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each class or series. Thus, the Board of Directors could authorize the issuance of shares of preferred stock with terms and conditions which could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for holders of our common stock or otherwise be in their best interest. The cost of any such reclassification would be borne by our existing common stockholders. Certain matters under the Investment Company Act require the separate vote of the holders of any issued and outstanding preferred stock. For example, holders of preferred stock would vote separately from the holders of common stock on a proposal to cease operations as a BDC. In addition, the Investment Company Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two preferred stock directors. We currently have no plans to issue preferred stock, but may determine to do so in the future. The issuance of preferred stock convertible into shares of common stock might also reduce the net income per share and net asset value per share of our common stock upon conversion, provided, that we will only be permitted to issue such convertible preferred stock to the extent we comply with the requirements of Section 61 of the Investment Company Act, including obtaining common stockholder approval. In addition, under the Investment Company Act, participating preferred stock and preferred stock constitutes a “senior security” for purposes of the 200% asset coverage test. These effects, among others, could have an adverse effect on an investment in our common stock.

Provisions of the MGCL and of our charter and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

The MGCL and our charter and bylaws contain provisions that may discourage, delay or make more difficult a change in control of us or the removal of our directors. We are subject to the Maryland Business Combination Act (“MBCA”), subject to any applicable requirements of the Investment Company Act. Our Board of Directors has adopted a resolution exempting from the MBCA any business combination between us and any other person, subject to prior approval of such business combination by our Board of Directors, including approval by a majority of our Independent Directors. If the resolution exempting business combinations is repealed or our Board of Directors does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act (“Control Share Act”) acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Act, the Control Share Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction. However, we will amend our bylaws to be subject to the Control Share Act only if our Board of Directors determines that it would be in our best interests and if the SEC staff does not object to our determination that our being subject to the Control Share Act does not conflict with the Investment Company Act.

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

Our Board of Directors may change our investment objective, operating policies and strategies without prior notice and without stockholder approval.

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

We rely heavily on our and third parties’ financial, accounting, information and other data processing systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. We face various security threats on a regular basis, including ongoing cyber-security threats to and attacks on our information technology infrastructure that are intended to gain access to our proprietary information, destroy data or disable, degrade or sabotage our systems. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These security threats may be intentional or unintentional and could originate from a wide variety of sources, including unknown third parties outside the Company for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships.

Although we are not currently aware that we have been subject to cyber-attacks or other cyber incidents which, individually or in the aggregate, have materially affected our operations or financial condition, there can be no assurance that the various procedures and controls we utilize to mitigate these threats will be sufficient to prevent disruptions to our systems. If any of these systems do not operate properly or are disabled for any reason or if there is any unauthorized disclosure of data, whether as a result of tampering, a breach of our network security systems, a cyber-incident or attack or otherwise, we could suffer substantial financial loss, increased costs, a disruption of our businesses, liability to our investors, regulatory intervention or reputational damage. In addition, we operate in a business that is highly dependent on information systems and technology. Carlyle has implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident. The information systems and technology that we rely on may not continue to be able to accommodate our growth, and the cost of maintaining such systems may increase from its current level. Such a failure to accommodate growth, or an increase in costs related to such information systems, could have a material adverse effect on us.

Furthermore, we depend on our and our Investment Adviser’s headquarters in New York, New York, where most of our executives, investment professionals and administrative and operations personnel are located, for the continued operation of our business. Disasters, such as natural disasters, pandemics, events arising from local or larger scale political or social matters or weather events, or disruptions in the infrastructure that supports our businesses, such as sudden electrical or telecommunications outages, could have a material adverse impact on our ability to continue to operate our business without interruption. These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay distributions to our stockholders. Our disaster recovery programs may not be sufficient to mitigate the harm that may result from such disasters or disruptions. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.

Changes in laws or regulations governing our business or the businesses of our portfolio companies, changes in the interpretation thereof or newly enacted laws or regulations, and any failure by us or our portfolio companies to comply with these laws or regulations may adversely affect our business and the businesses of our portfolio companies.

We and our portfolio companies are subject to laws and regulations at the U.S. federal, state and local levels and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, may change from time to time, and new laws, regulations and interpretations may also come into effect. Any such new or changed laws or regulations could have a material adverse effect on our business or the business of our portfolio companies. The legal, tax and regulatory environment for BDCs, investment advisers and the instruments that they utilize (including derivative instruments) is continuously evolving. In addition, there is significant uncertainty regarding recently enacted legislation (including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the regulations that have recently been adopted and future regulations that may or may not be adopted pursuant to such legislation) and, consequently, the full impact that such legislation will ultimately have on us and the markets in which we trade and invest is not fully known. Such uncertainty and any resulting confusion may itself be detrimental to the efficient functioning of the markets and the success of certain investment strategies.

In addition, as private equity firms become more influential participants in the U.S. and global financial markets and economy generally, there recently has been pressure for greater governmental scrutiny and/or regulation of the private equity industry. It is uncertain as to what form and in what jurisdictions such enhanced scrutiny and/or regulation, if any, on the private equity industry may ultimately take. Therefore, there can be no assurance as to whether any such scrutiny or initiatives will have an adverse impact on the private equity industry, including our ability to effect operating improvements or restructurings of our portfolio companies or otherwise achieve our objectives.

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non bank credit extension could negatively impact our operating results or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.

On February 3, 2017, President Trump signed an executive order (the “Executive Order”) announcing the new Administration’s policy to regulate the U.S. financial system in a manner consistent with certain “Core Principles,” including regulation that is efficient, effective and appropriately tailored. The Executive Order directs the Secretary of the Treasury, in consultation with the heads of the member agencies of the Financial Stability Oversight Council, to report to the President on the extent to which existing laws, regulations and other government policies promote the Core Principles and to identify any laws, regulations and other government policies that inhibit federal regulation of the U.S. financial system. At this time it is unclear what impact the Executive Order in particular and the Administration’s policies in general will have on regulations that affect our and our portfolio companies’ business.

Changes in laws or regulations related to U.S. federal income taxation could affect us or the holders of our common stock.

Reform proposals have been recently put forth by members of Congress and the President which, if ultimately proposed as legislation and enacted as law, would substantially change the U.S. federal taxation of (among other things) individuals and businesses. In 2016, the Speaker of the House of Representatives and the Chairman of the House Ways and Means Committee published “A Better Way.” Separately, the then-candidate, now-President published a one-page document on tax reform. Each of these proposals sets forth a variety of principles to guide potential tax reform legislation. As of the date of this report, no legislation in respect of either of these proposals has been introduced in the Congress. However, the principles set forth in both “A Better Way” and the President’s one-page proposal, if ultimately reduced to legislation enacted by the Congress and signed into law by the President in a form that is consistent with those principles, could change dramatically the U.S. federal taxation of us and a holder of our common stock. Under both “A Better Way” and President Trump’s proposal, individual and corporate tax rates would be meaningfully reduced. Under “A Better Way,” the U.S. federal tax system would be converted into a “destination-based cash-flow” tax system under which net interest expense would not be deductible, investment in tangible property (other than land) and intangible assets would be immediately deductible, export revenue would not be taxable, and the cost of imports would not be deductible. While it is impossible to predict whether and to what extent any tax reform legislation (or other legislative, regulatory or administrative change to the U.S. federal tax laws) will be proposed or enacted, any such change in the U.S. federal tax laws could affect materially the value of any investment in our common stock. Prospective investors should consult their tax advisors regarding possible legislative and regulatory changes and the potential effect of such changes on an investment in our common stock.

Our Investment Adviser can resign upon 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Our Investment Adviser has the right, under the Investment Advisory Agreement, to resign at any time upon 60 days’ written notice, whether we have found a replacement or not. If our Investment Adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Investment Adviser and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations. Moreover, the termination by our Investment Adviser of our Investment Advisory Agreement for any reason will be an event of default under the SPV Credit Facility, which could result in the immediate acceleration of the amounts due under the SPV Credit Facility. Similarly, it will be an event of default under the Credit Facility if our Investment Adviser or an affiliate of our Investment Adviser ceases to manage us, which could result in the immediate acceleration of the amounts due under the Credit Facility.

Our Investment Adviser’s liability is limited under the Investment Advisory Agreement, and we are required to indemnify our Investment Adviser against certain liabilities, which may lead our Investment Adviser to act in a riskier manner on our behalf than it would when acting for its own account.

Our Investment Adviser has not assumed any responsibility to us other than to render the services described in the Investment Advisory Agreement, and it will not be responsible for any action of our Board of Directors in declining to follow our Investment Adviser’s advice or recommendations. Pursuant to the Investment Advisory Agreement, our Investment Adviser and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entities affiliated with it will not be liable to us for their acts under the Investment Advisory Agreement, absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. We have agreed to indemnify, defend and protect our Investment Adviser and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entities affiliated with it with respect to all damages, liabilities, costs and expenses arising out of or otherwise based upon the performance of any of our Investment Adviser’s duties or obligations under the Investment Advisory Agreement or otherwise as an Investment Adviser for us, and not arising out of willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties under the Investment Advisory and Agreement. These protections may lead our investment adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See “—Our fee structure may induce our Investment Adviser to pursue speculative investments and incur leverage, and investors may bear the cost of multiple levels of fees and expenses.”

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

Any of our three sub-administrators can resign from their respective roles pursuant to the Sub-Administration Agreements, and suitable replacements may not be found, resulting in disruptions that could adversely affect our business, results of operations and financial condition.

Each of Carlyle Employee Co., CELF and State Street has the right to resign under their respective agreements, the Carlyle Sub-Administration Agreements and the State Street Sub-Administration Agreement, upon 60 days’ written notice, whether a replacement has been found or not. If any of our sub-administrators resign, it may be difficult to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If a replacement is not found quickly, our business, results of operations and financial condition are likely to be adversely affected and the value of our common stock may decline. Even if a comparable service provider or individuals to perform such services are retained, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition.

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

Loans are generally prepayable at any time, most of them at no premium to par. We are generally unable to predict the rate and frequency of such repayments. Whether a loan is prepaid will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that allow such portfolio company the ability to replace existing financing with less expensive capital. In periods of rising interest rates, the risk of prepayment of floating rate loans may increase if other financing sources are available. As market conditions change frequently, we will often be unable to predict when, and if, this may be possible for each of our portfolio companies. In the case of some of these loans, having the loan called early may have the effect of reducing our actual investment income below our expected investment income if the capital returned cannot be invested in transactions with equal or greater yields.

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

Our portfolio securities typically do not have a readily available market price and, in such a case, we will value these securities at fair value as determined in good faith under procedures adopted by our Board of Directors, which valuation is inherently subjective and may not reflect what we may actually realize from the sale of the investment.

Substantially all of our portfolio investments are in the form of debt investments that are not publicly traded. The fair value of these securities is not readily determinable, and the due diligence process that our Investment Adviser undertakes in connection with our investments may not reveal all the facts that may be relevant in connection with such investment. We value these investments on at least a quarterly basis in accordance with our valuation policy, which is at all times consistent with accounting principles generally accepted in the United States (“US GAAP”). Our Board of Directors utilizes the services of a third-party valuation firm to aid it in determining the fair value of these investments as well as the recommendations of our Investment Advisor’s investment professionals, which are based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. The Board of Directors discusses valuations and determines the fair value in good faith based on the input of our Investment Adviser and the third-party valuation firm. The participation of our Investment Adviser in our valuation process, and the indirect pecuniary interest in our Investment Adviser by the interested directors on our Board of Directors, could result in a conflict of interest, since the management fee is based on our gross assets and also because our Investment Adviser is receiving performance-based incentive fees.

The factors that are considered in the fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparisons to publicly traded companies, discounted cash flow, relevant credit market indices, and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate our valuation. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Also, since these valuations are, to a large extent, based on estimates, comparisons and qualitative evaluations of private information, it could make it more difficult for investors to value accurately our investments and could lead to undervaluation or overvaluation of our common stock. In addition, the valuation of these types of securities may result in substantial write-downs and earnings volatility. If our Investment Adviser is unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Also, privately held companies frequently have less diverse product lines and smaller market presence than larger competitors.

Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. The effect of all of these factors on our portfolio can reduce our net asset value by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer unrealized losses, which could have a material adverse impact on our business, financial condition and results of operations.

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

We invest primarily in loans to middle market companies whose debt, if rated, is rated below investment grade and, if not rated, would likely be rated below investment grade if it were rated. Investments rated below investment grade are generally considered higher risk than investment grade instruments. Bonds that are rated below investment grade are sometimes referred to as “high yield bonds” or “junk bonds.”

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

Second Lien Senior Secured Loans and Junior Debt Investments. Our second lien senior secured loans are subordinated to first lien loans and our junior debt investments, such as mezzanine loans, generally are subordinated to both first lien and second lien loans and have junior security interests or may be unsecured. As such, to the extent we hold second lien senior secured loans and junior debt investments, holders of first lien loans may be repaid before us in the event of a bankruptcy or other insolvency proceeding. This may result in an above average amount of risk and loss of principal.

In addition, investing in middle market companies involves a number of significant risks, including:

•	these companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing on any guarantees or security we may have obtained in connection with our investment;

•	they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•	they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on a portfolio company and, in turn, on us;

•	there is generally little public information about these companies. These companies and their financial information are usually not subject to the Exchange Act and other regulations that govern public companies, and we may be unable to uncover all material information about these companies, which may prevent us from making a fully informed investment decision and cause us to lose money on our investments;

•	they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and our Investment Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies;

•	changes in laws and regulations, as well as their interpretations, may adversely affect their business, financial structure or prospects; and

•	they may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

We operate in a highly competitive market for investment opportunities, and compete with investment vehicles sponsored or advised by our affiliates.

A number of entities compete with us to make the types of investments that we target in middle market companies. We compete with other BDCs, public and private funds, commercial and investment banks, commercial finance companies, and, to the extent they provide an alternative form of financing, private equity funds, some of which may be affiliates of us. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we do, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act and the Code impose on us. The competitive pressures we face may have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

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

We may not replicate our historical performance or the historical success of Carlyle.

We cannot provide any assurance that we will replicate our own historical performance, the historical success of Carlyle or the historical performance of other companies that our Investment Adviser and our investment team advised in the past. Accordingly, our investment returns could be substantially lower than the returns achieved by the Company in the past, other Carlyle managed funds or by other clients of our Investment Adviser. We can offer no assurance that our Investment Adviser will be able to continue to implement our investment objective with the same degree of success as it has had in the past.

Our ability to enter into transactions with Carlyle and our other affiliates is restricted.

We and certain of our controlled affiliates are prohibited under the Investment Company Act from knowingly participating in certain transactions with our upstream affiliates, or our Investment Adviser and its affiliates, without the prior approval of our Independent Directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our upstream affiliate for purposes of the Investment Company Act, and we are generally prohibited from buying or selling any security (other than our securities) from or to such affiliate, absent the prior approval of our Independent Directors. The Investment Company Act also prohibits “joint” transactions with an upstream affiliate, or our Investment Adviser or its affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our Independent Directors. In addition, we and certain of our controlled affiliates are prohibited from buying or selling any security from or to, or entering into joint transactions with, our Investment Adviser and its affiliates, or any person who owns more than 25% of our voting securities or is otherwise deemed to control, be controlled by, or be under common control with us, absent the prior approval of the SEC through an exemptive order (other than in certain limited situations pursuant to current regulatory guidance as described below). The analysis of whether a particular transaction constitutes a joint transaction requires a review of the relevant facts and circumstances then existing.

As a BDC, we are required to comply with certain regulatory requirements. For example, we are not generally permitted to make loans to companies controlled by Carlyle or other funds managed by Carlyle. We are also not permitted to make any co-investments with our Investment Adviser or its affiliates (including any fund managed by Carlyle) without exemptive relief from the SEC, subject to certain exceptions. The SEC has granted us the Exemptive Relief that permits us and certain present and future funds advised by our Investment Adviser (or a future investment adviser controlling, controlled by or under common control with our Investment Adviser) to co invest in suitable negotiated investments. Co investments made under the Exemptive Relief are subject to compliance with the conditions and other requirements contained in the Exemptive Relief, which could limit our ability to participate in a co investment transaction. We may also co-invest with funds managed by Carlyle or any of its downstream affiliates, subject to compliance with applicable law and regulations, existing regulatory guidance, and our Investment Adviser’s allocation procedures.

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

We may make investments in restructurings that involve, or otherwise invest in the debt securities of, companies that are experiencing or are expected to experience severe financial difficulties. These severe financial difficulties may never be overcome and may cause such companies to become subject to bankruptcy proceedings. As such, these investments could subject us to certain additional potential liabilities that may exceed the value of our original investment therein. For instance, under certain circumstances, payments to us and our distributions to stockholders may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment or similar transaction under applicable bankruptcy and insolvency laws. Furthermore, investments in restructurings may be adversely affected by statutes relating to, among other things, fraudulent conveyances, voidable preferences, lender liability and the court’s discretionary power to disallow, subordinate or disenfranchise particular claims. Under certain circumstances, a lender that has inappropriately exercised control of the management and policies of a debtor may have its claims subordinated or disallowed, or may be found liable for damages suffered by parties as a result of such actions. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies experiencing significant business and financial difficulties is unusually high.

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

We are classified as a non-diversified investment company within the meaning of the Investment Company Act, which means that we are not limited by the Investment Company Act with respect to the proportion of our assets that we may invest in securities of a single issuer, excluding limitations on investments in other investment companies. Although we do not intend to focus our investments in any specific industries, our portfolio may be concentrated in a limited number of portfolio companies and industries. Beyond the asset diversification requirements associated with our qualification as a RIC under Subchapter M of the Code and under the Facilities, we do not have fixed guidelines for diversification, and while we do not target any specific industries, our investments may be concentrated in relatively few industries. As a result, the aggregate returns we will realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of one or more investments. Additionally, a downturn in any particular industry in which we are invested could also significantly impact our aggregate returns.

Our portfolio companies may be highly leveraged.

Some of our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

Leveraged companies may enter into bankruptcy proceedings at higher rates than companies that are not leveraged and we invest in debt securities of these companies.

Leveraged companies, such as those in which we invest, may be more prone to bankruptcy or similar financial distress. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of the creditors. A bankruptcy filing by a portfolio company may adversely and permanently affect the portfolio company. If the proceeding is converted to a liquidation, the value of the portfolio company may not equal the liquidation value that was believed to exist at the time of the investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs of a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial.

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

Our failure to make follow-on investments in our portfolio companies could impair the value of our investments.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments to:

•	increase or maintain in whole or in part our equity ownership percentage;

•	exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or

•	attempt to preserve or enhance the value of our investment.

We may elect not to make follow-on investments, may be constrained in our ability to employ available funds, or otherwise may lack sufficient funds to make those investments. We have the discretion to make any follow-on investments, subject to the availability of capital resources. However, doing so could be placing even more capital at risk in existing portfolio companies.

The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful investment. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities or because we are inhibited by compliance with BDC requirements or the desire to maintain our tax status.

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

We invest primarily in middle market senior loans issued by our portfolio companies. To the extent we invest in second lien, mezzanine or other instruments, our portfolio companies typically may be permitted to incur other debt that ranks equally with, or senior to, such debt instruments. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we will be entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. In such cases, after repaying such senior creditors, such portfolio company may not have sufficient remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

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

We may also make unsecured loans to portfolio companies, meaning that such loans will not benefit from any interest in collateral of such companies. Liens on such portfolio companies’ collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured loan obligations after payment in full of all secured loan obligations. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.

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

If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, credit default swaps, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates, credit risk premiums, and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. It may not be possible to hedge against an exchange rate or interest rate fluctuation at an acceptable price that is generally anticipated. The success of any hedging transactions we may enter into will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the effect of the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Income derived from hedging transactions is generally not eligible to be distributed to non-U.S. stockholders free from U.S. withholding tax. We may determine not to hedge against particular risks, including if we determine that available hedging transactions are not available at an appropriate price.

Risks Related to an Investment in Our Securities

Investing in our common stock may involve a high degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive, and therefore an investment in our common stock may not be suitable for someone with lower risk tolerance.

Investors in the Private Offering are subject to transfer restrictions.

We have issued equity securities in connection with the private offering of our shares of common stock to investors in reliance on exemptions from the registration requirements of the Securities Act, and other applicable securities laws (the “Private Offering”). Investors who participate in the Private Offering may not sell, assign, transfer or otherwise dispose of (in each case, a “Transfer”) any common stock unless (i) we give consent and (ii) the Transfer is made in accordance with applicable securities laws. No Transfer will be effectuated except by registration of the Transfer on our books. Each transferee must agree to be bound by these restrictions and all other obligations as an investor in us.

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

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. If we declare a dividend, we may be forced to sell some of our investments in order to make cash dividend payments. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. The Facilities may also limit our ability to declare dividends if we default under certain provisions. See Part I, Item 1 of this Form 10-K “Business—Distribution Policy.” The above referenced restrictions on distributions may also inhibit our ability to make required interest payments to holders of our debt, which may cause a default under the terms of our debt agreements. Such a default could materially increase our cost of raising capital, as well as cause us to incur penalties under the terms of our debt agreements.

Our stockholders may be required to pay federal income taxes in excess of the cash dividends they receive.

We may distribute taxable dividends that are payable in cash or shares of our common stock at the election of each stockholder. If too many stockholders elect to receive cash, each stockholder electing to receive cash would receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event would any stockholder electing to receive cash receive less than 20% of his or her entire distribution in cash. For U.S. federal income tax purposes, the amount of a dividend paid in stock would be equal to the amount of cash that could have been received instead of stock.

Stockholders receiving dividends in shares of our common stock would be required to include the full amount of the dividend (including the portion payable in stock) as ordinary income (or, in certain circumstances, long-term capital gain) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. In addition, if a significant number of our stockholders were to determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price (if any) of our common stock. It is unclear whether and to what extent we will be able to pay taxable dividends of the type described in this paragraph.

We may have difficulty paying our required distributions if we recognize taxable income before or without receiving cash representing such income.

For U.S. federal income tax purposes, we will include in our taxable income certain amounts that we have not yet received in cash, such as OID or accruals on a contingent payment debt instrument, which may occur if we receive warrants in connection with the origination of a loan or possibly in other circumstances or contracted PIK interest, which generally represents contractual interest added to the loan balance and due at the end of the loan term. Such OID and PIK interest will be included in our taxable income before we receive any corresponding cash payments. We also may be required to include in our taxable income certain other amounts that we will not receive in cash. The credit risk associated with the collectability of deferred payments may be increased as and when a portfolio company increases the amount of interest on which it is deferring cash payment through deferred interest features. Our investments with a deferred interest feature may represent a higher credit risk than loans for which interest must be paid in full in cash on a regular basis. For example, even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is scheduled to occur upon maturity of the obligation.

Because in certain cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty making distributions to our stockholders that will be sufficient to enable us to meet the Annual Distribution Requirement necessary for us to maintain our status as a RIC. Accordingly, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous, we may need to raise additional equity or debt capital, or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business) to enable us to make distributions to our stockholders that will be sufficient to enable us to meet the Annual Distribution Requirement. If we are unable to obtain cash from other sources to meet the Annual Distribution Requirement, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes). Alternatively, we may, with the consent of all our shareholders, designate an amount as a consent dividend (i.e., a deemed dividend). In that case, although we would not distribute any actual cash to our shareholders, the consent dividend would be treated like an actual dividend under the Code for all U.S. federal income tax purposes. This would allow us to deduct the amount of the consent dividend and our shareholders would be required to include that amount in income as if it were actually distributed. For additional discussion regarding the tax implications of a RIC, see Part I, Item 1 of this Form 10-K “Business—Election to be Taxed as a RIC.”

Non-U.S. stockholders may be subject to withholding of U.S. federal income tax on dividends we pay.

Distributions of our “investment company taxable income” to a non-U.S. stockholder that are not effectively connected with the non-U.S. stockholder’s conduct of a trade or business within the United States will be subject to withholding of U.S. federal income tax at a 30% rate (or lower rate provided by an applicable income tax treaty) to the extent of our current or accumulated earnings and profits. Certain properly designated dividends are generally exempt from withholding of U.S. federal income tax, including certain dividends that are paid in respect of our (i) “qualified net interest income” (generally, our U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we or the non-U.S. stockholder are at least a 10% shareholder, reduced by expenses that are allocable to such income) or (ii) “qualified short-term capital gains” (generally, the excess of our net short-term capital gain over our long-term capital loss for such taxable year), and certain other requirements were satisfied. No assurance can be given as to whether any of our distributions will be eligible for this exemption from withholding of U.S. federal income tax or, if eligible, will be designated as such by us. See Part I, Item 1 of this Form 10-K “Business—Election to be Taxed as a RIC.”

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We maintain our principal executive office at 520 Madison Avenue, 40th Floor, New York, NY 10022. We do not own any real estate.

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

Holders

As of March 21, 2017, there were approximately 31 holders of record of our common stock.

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

We have elected to be treated, and intend to continue to qualify annually, as a RIC. To maintain our qualification as a RIC, we must, among other things, distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders on an annual basis. In order to avoid certain excise taxes imposed on RICs, we intend to distribute during each calendar year an amount at least equal to the sum of: (1) 98% of our ordinary income for the calendar year; (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending on October 31 of the calendar year; and, (3) any undistributed ordinary income and capital gain net income for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax less certain over-distributions in prior years. In addition, although we currently intend to distribute realized net capital gains (i.e., net long term capital gains in excess of short term capital losses), if any, at least annually, we may in the future decide to retain such capital gains for investment, pay U.S. federal income tax on such amounts at regular corporate tax rates, and elect to treat such gains as deemed distributions to stockholders. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, to the extent that we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the Investment Company Act or if distributions are limited by the terms of any of our borrowings.

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

The following table summarizes the Company’s dividends declared and payable since inception through March 21, 2017:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount	Annualized Dividend Yield(1)
March 13, 2014	March 31, 2014	April 14, 2014	$0.04	$128	1.12%
June 26, 2014	June 30, 2014	July 14, 2014	$0.12	$383	2.46%
September 12, 2014	September 18, 2014	October 9, 2014	$0.24	$825	5.14%
December 19, 2014	December 29, 2014	January 26, 2015	$0.27	$1,247	6.19%
March 11, 2015	March 13, 2015	April 17, 2015	$0.30	$1,645	6.84%
June 24, 2015	June 30, 2015	July 22, 2015	$0.35	$2,191	7.69%
September 24, 2015	September 24, 2015	October 22, 2015	$0.40	$2,563	8.17%
December 29, 2015	December 29, 2015	January 22, 2016	$0.47	$3,226	9.67%
March 10, 2016	March 14, 2016	April 22, 2016	$0.44	$3,203	9.66%
June 8, 2016	June 8, 2016	July 22, 2016	$0.44	$3,203	9.34%
September 28, 2016	September 28, 2016	October 24, 2016	$0.44	$3,589	9.44%
December 29, 2016	December 29, 2016	January 24, 2017	$0.56	$4,567	11.50%
March 20, 2017	March 20, 2017	April 24, 2017 (2)	$0.44	$3,589	9.36%

(1)	Annualized dividend yield is calculated by dividing the declared dividend by the weighted average of the net asset value at the beginning of the quarter and the capital called during the quarter and annualizing over 4 quarterly periods.
(2)	Payable on or about April 24, 2017.

Recent Sales of Unregistered Securities and Use of Proceeds

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this Form 10-K that were not registered under the Securities Act.

Item 6. Selected Financial Data

The tables below set forth our selected consolidated historical financial data for the periods indicated. The selected consolidated historical financial data as of and for the years ended December 31, 2016, 2015, 2014 and 2013 have been derived from our audited consolidated financial statements, which are included in “Financial Statements and Supplementary Data” in Part II, Item 8 of this Form 10-K. Our historical results are not necessarily indicative of future results. The selected financial data in this section is not intended to replace the financial statements and is qualified in its entirety by the financial statements and related notes included in this filing.

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

	For the years ended December 31,
	2016	2015	2014	2013
(dollar amounts in thousands, except per share data)
Consolidated Statements of Operations Data
Income
Total investment income	$20,209	$14,842	$6,264	$710
Expenses
Total expenses	5,719	4,999	3,936	1,823
Net investment income (loss)	14,490	9,843	2,328	(1,113)
Net realized gain (loss) on investments—non-controlled/non-affiliated	50	53	—	—
Net change in unrealized appreciation (depreciation) on investments—non-controlled/ non-affiliated	(951)	(2,562)	(1,207)	(107)
Net increase (decrease) in net asset resulting from operations	13,589	7,334	1,121	(1,220)
Per Share Data
Basic and diluted net investment income	$1.91	$1.65	$0.72	$(1.83)
Basic and diluted earnings	$1.79	$1.23	$0.35	$(2.00)
Dividends declared (1)	$1.88	$1.52	$0.67	$—

(1)	Cumulative per share dividends declared by the Company’s Board of Directors for the years ended December 31, 2016, 2015 and 2014. The Company’s Board of Directors did not declare a dividend during the year ended December 31, 2013.

	December 31,
	2016	2015	2014	2013
(dollar amounts in thousands, except per share data)
Consolidated Statements of Assets and Liabilities Data
Investments—non-controlled/non-affiliated, at fair value	$286,181	$244,283	$182,076	$59,868
Cash and cash equivalents	7,217	7,404	2,548	12,219
Total assets	295,289	254,000	187,045	74,238
Secured borrowings	130,427	118,194	80,903	25,506
Total liabilities	139,743	122,481	97,736	30,301
Total net assets	155,546	131,519	89,309	43,937
Net assets per share	$19.07	$19.16	$19.34	$19.40
Other Data:
Number of portfolio companies at year end	80	70	52	16
Average funded investments in new portfolio companies (1)	2,255	2,726	3,287	3,748
Total return based on net asset value (2)	9.34%	6.93%	3.14%	(3.00%)

(1)	Average is calculated per portfolio company based on the total amount funded during the period divided by the number of portfolio companies invested/structured finance obligations made during the period.
(2)

Total return is based on the change in net asset value per share during the year plus the declared dividends, divided by the beginning net asset value for the year. Total return based on change in net asset value for the year ended December 31, 2013 was calculated for the period from commencement of operations through December 31, 2013. Total return for the years ended December 31, 2016, 2015, 2014 and 2013 was inclusive of $0.02, $0.07, $0.15 and $0.01, respectively, per share increase in net asset value related to the offering price of the Company’s common stock. Excluding the effects of the higher offering price of the Company’s common stock, total return would have been 9.24%, 6.57%, 2.37% and (3.05%), respectively (refer to Note 7 in Part II, Item 8 of this Form 10-K for additional information). Total return based on change in net asset value for the year ended December 31, 2013 was calculated for the period from commencement of operations through December 31, 2013.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except per share data, unless otherwise indicated)

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part I, Item 6 of this Form 10-K “Selected Financial Data” and our consolidated financial statements and related notes in Part II, Item 8 of this Form 10-K “Financial Statements and Supplementary Data.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in Part I, Item 1A of this Form 10-K “Risk Factors.” Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-K.

OVERVIEW

We are a Maryland corporation formed on November 1, 2012, and structured as an externally managed, non-diversified closed-end investment company. We have elected to be regulated as a BDC under the Investment Company Act. We have elected to be treated, and intends to continue to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code.

Our investment objective is to generate current income and capital appreciation primarily through debt investments in U.S. middle market companies, which we define as companies with approximately $10 million to $100 million of EBITDA. We seek to achieve its investment objective primarily through direct originations of Middle Market Senior Loans, with the balance of our assets invested in higher yielding investments (which may include unsecured debt, mezzanine debt and investments in equities). We generally make Middle Market Senior Loans to private U.S. middle market companies that are, in many cases, controlled by private equity firms. Depending on market conditions, we expect a majority of the value of our assets will be invested in Middle Market Senior Loans, subject to, in the case of second lien senior secured loans, a limit of 10% of our total assets. The Middle Market Senior Loans are generally made to private U.S. middle market companies that are, in many cases, controlled by private equity firms. In addition, we may invest up to 10% of our total assets in high yield securities whose risk profile, as determined at the sole discretion of our Investment Adviser, is similar to or better than the risk profile of Middle Market Senior Loans. We expect that the composition of our portfolio will change over time given our Investment Adviser’s view on, among other things, the economic and credit environment (including with respect to interest rates) in which we are operating.

We are externally managed by our Investment Adviser, an investment adviser registered under the Advisers Act. Our Administrator provides the administrative services necessary for us to operate. Both our Investment Adviser and our Administrator are wholly owned subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of Carlyle.

In conducting our investment activities, we believe that we benefit from the significant scale and resources of Carlyle, including our Investment Adviser and its affiliates. We have operated our business as a BDC since we began our investment activities in May 2013.

After the earlier of August 6, 2018 or the completion of a Qualified IPO by TCG BDC, our Board of Directors (subject to any necessary stockholder approvals and applicable requirements of the Investment

Company Act) will use its best efforts to wind down and/or liquidate and dissolve us. These efforts may include cash tender offers from time to time as proceeds become available. Refer to sec.gov website for further information on TCG BDC.

Investments

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt available to middle market companies, the general economic environment and the competitive environment for the type of investments we make.

Revenue

We generate revenue primarily in the form of interest income on debt investments we hold. In addition, we generate income from capital gains on the sales of loans and debt securities and various loan origination and other fees. Our debt investments generally have a stated term of five to eight years and generally bear interest at a floating rate usually determined on the basis of a benchmark such as LIBOR. Interest on these debt securities is generally paid quarterly. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. We may also generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees.

Expenses

Our primary operating expenses include the payment of: (i) management fees to our Investment Adviser pursuant to an investment advisory agreement (the “Investment Advisory Agreement”) between us and our Investment Adviser; (ii) costs and other expenses and our allocable portion of overhead incurred by our Administrator in performing its administrative obligations under an administration agreement (the “Administration Agreement”) between us and our Administrator; and (iii) other operating expenses as detailed below:

•	the costs associated with the Private Offering;

•	the costs of any other offerings of our common stock and other securities, if any;

•	calculating individual asset values and our net asset value (including the cost and expenses of any independent valuation firms);

•	expenses, including travel expenses, incurred by our Investment Adviser, or members of our Investment Adviser team managing our investments, or payable to third parties, performing due diligence on prospective portfolio companies and, if necessary, expenses of enforcing our rights;

•	management fees payable under our Investment Advisory Agreement;

•	certain costs and expenses relating to distributions paid on our shares;

•	administration fees payable under our Administration Agreement and sub-administration agreements, including related expenses;

•	debt service and other costs of borrowings or other financing arrangements;

•	the allocated costs incurred by our Investment Adviser in providing managerial assistance to those portfolio companies that request it;

•	amounts payable to third parties relating to, or associated with, making or holding investments;

•	the costs associated with subscriptions to data service, research-related subscriptions and expenses and quotation equipment and services used in making or holding investments;

•	transfer agent and custodial fees;

•	costs of hedging;

•	commissions and other compensation payable to brokers or dealers;

•	federal and state registration fees;

•	any U.S. federal, state and local taxes, including any excise taxes;

•	independent director fees and expenses;

•	costs of preparing financial statements and maintaining books and records, costs of preparing tax returns, costs of Sarbanes-Oxley Act compliance and attestation and costs of filing reports or other documents with the SEC (or other regulatory bodies), and other reporting and compliance costs, including registration and listing fees, and the compensation of professionals responsible for the preparation or review of the foregoing;

•	the costs of any reports, proxy statements or other notices to our stockholders (including printing and mailing costs), the costs of any stockholders’ meetings and the compensation of investor relations personnel responsible for the preparation of the foregoing and related matters;

•	the costs of specialty and custom software for monitoring risk, compliance and overall portfolio, including any development costs incurred prior to the filing of our election to be regulated as a BDC;

•	our fidelity bond;

•	directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	indemnification payments;

•	direct fees and expenses associated with independent audits, agency, consulting and legal costs; and

•	all other expenses incurred by us or our Administrator in connection with administering our business, including our allocable share of certain officers and their staff compensation.

We expect our general and administrative expenses to be relatively stable or to decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.

PORTFOLIO AND INVESTMENT ACTIVITY

As of December 31, 2016, the fair value of our investments was approximately $286,181 comprised of 80 portfolio companies. As of December 31, 2015, the fair value of our investments was approximately $244,283 comprised of 70 portfolio companies. The fair value of our investments was approximately $182,076 comprised of 52 portfolio companies as of December 31, 2014.

Our investment activity for the years ended December 31, 2016, 2015 and 2014 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the years ended December 31,
	2016	2015	2014
Investments—non-controlled/non-affiliated:
Total Investments—non-controlled/non-affiliated as of January 1	$248,159	$183,390	$59,975
New Investments purchased	108,243	106,302	138,051
Net accretion of discount on investments	1,238	676	274
Net realized gain (loss) on investments	50	53	—
Investments sold or repaid	(66,682)	(42,262)	(14,910)

Total Investments—non-controlled/non-affiliated as of December 31	$291,008	$248,159	$183,390

Principal amount of investments funded:
First Lien Debt	$108,932	$97,010	$126,927
Second Lien Debt	500	11,250	12,700

Total	$109,432	$108,260	$139,627

Principal amount of investments sold or repaid:
First Lien Debt	$(52,706)	$(42,322)	$(14,910)
Second Lien Debt	(13,848)	—	—

Total	$(66,554)	$(42,322)	$(14,910)

Number of new funded investments	48	39	42
Average amount of new funded investments	$2,255	$2,726	$3,287
Percentage of new funded debt investments at floating interest rates	100%	100%	98%
Percentage of new funded debt investments at fixed rates	0%	0%	2%

As of December 31, 2016 and 2015, investments—non-controlled/non-affiliated consisted of the following:

	December 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	$280,541	$275,766	$224,494	$221,371
Second Lien Debt	10,467	10,415	23,665	22,912

Total	$291,008	$286,181	$248,159	$244,283

The weighted average yields (1) for our first and second lien debt, based on the amortized cost and fair value as of December 31, 2016 and 2015, were as follows:

	December 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt (excluding First Lien/Last Out)	6.31%	6.43%	6.31%	6.42%
First Lien/Last Out Unitranche	12.40%	12.18%	12.22%	11.89%

First Lien Debt Total	6.75%	6.87%	6.71%	6.81%
Second Lien Debt	9.73%	9.77%	9.52%	9.83%

First and Second Lien Debt Total	6.86%	6.97%	6.98%	7.09%

(1)

Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2016 and 2015. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.

See the Consolidated Schedules of Investments as of December 31, 2016 and 2015 in our consolidated financial statements in Part II, Item 8 of this Form 10-K “Financial Statements and Supplementary Data” for more information on these investments, including a list of companies and type and amount of investments.

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

Our Investment Adviser monitors and, when appropriate, changes the investment ratings assigned to each debt investment in our portfolio. In connection with our quarterly valuation process, our Investment Adviser reviews our investment ratings on a regular basis. The following table summarizes the Internal Risk Ratings as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
(dollar amounts in millions)
Internal Risk Rating 1	$11.9	4.15%	$15.1	6.16%
Internal Risk Rating 2	223.0	77.92	187.5	76.75
Internal Risk Rating 3	23.2	8.11	37.9	15.51
Internal Risk Rating 4	22.0	7.69	3.8	1.58
Internal Risk Rating 5	3.5	1.22	—	—
Internal Risk Rating 6	2.6	0.91	—	—

Total	$286.2	100.00%	$244.3	100.00%

As of December 31, 2016 and 2015, the weighted average Internal Risk Rating of our debt investment portfolio was 2.3 and 2.1, respectively.

CONSOLIDATED RESULTS OF OPERATIONS

For the years ended December 31, 2016, 2015 and 2014

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.

Investment Income

Interest income for the years ended December 31, 2016, 2015 and 2014 was as follows:

	For the years ended December 31,
	2016	2015	2014
Interest income from non-controlled/non-affiliated investments:
First Lien Debt	$17,969	$12,936	$6,101
Second Lien Debt	2,240	1,906	163

Total investment income	$20,209	$14,842	$6,264

The increase in interest income for the year ended December 31, 2016 from the comparable period in 2015 was primarily driven by our deployment of capital and increasing invested balance. The size of our portfolio increased to $291,008 as of December 31, 2016 from $248,159 as of December 31, 2015, at amortized cost, and total principal amount of investments outstanding increased to $294,006 as of December 31, 2016 from $251,128 as of December 31, 2015. The increase in interest income was also due to the increase in the weighted average yield. As of December 31, 2016, the weighted average yield of our first and second lien debt decreased to 6.86% from 6.98% as of December 31, 2015, on amortized cost.

The increase in interest income for the year ended December 31, 2015 from the comparable period in 2014 was primarily driven by our deployment of capital and increasing invested balance. The size of our portfolio increased to $248,159 as of December 31, 2015 from $183,390 as of December 31, 2014, at amortized cost, and total principal amount of investments outstanding increased to $251,128 as of December 31, 2015 from $185,190 as of December 31, 2014. The increase in interest income was also due to the increase in the weighted average yield. As of December 31, 2015, the weighted average yield of our first and second lien debt increased to 6.98% from 6.18% as of December 31, 2014, on amortized cost.

Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of December 31, 2016, one first lien debt investment in the portfolio was non-performing. As of December 31, 2016, the fair value of the loan in the portfolio on non-accrual status was $2,621, which represents approximately 0.9% of total investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments as of December 31, 2016 and for the year then ended. As of December 31, 2015 and 2014 and for the years then ended, all of our first and second lien debt investments were performing and current on their interest payments.

Net investment income (loss) for the years ended December 31, 2016, 2015 and 2014 was as follows:

	For the years ended December 31,
	2016	2015	2014
Total investment income from non-controlled/non-affiliated investments	$20,209	$14,842	$6,264
Total expenses	(5,719)	(4,999)	(3,936)

Net investment income (loss)	$14,490	$9,843	$2,328

Expenses

	For the years ended December 31,
	2016	2015	2014
Management fees	$677	$547	$268
Professional fees	703	606	819
Administrative service fees	185	182	155
Interest expense	2,822	2,028	890
Credit facility fees	762	986	1,272
Directors’ fees and expenses	138	243	262
Other general and administrative	432	407	270

Total expenses	$5,719	$4,999	$3,936

Interest expense and credit facility fees for the years ended December 31, 2016, 2015 and 2014 were comprised of the following:

	For the years ended December 31,
	2016	2015	2014
Interest expense	$2,822	$2,028	$890
Facility unused commitment fee	242	389	442
Amortization of deferred financing costs	451	531	764
Other fees	69	66	66

Total interest expense and credit facility fees	$3,584	$3,014	$2,162

Cash paid for interest expense	$2,683	$1,841	$700

The increase in interest expense for the year ended December 31, 2016 compared to the comparable period in 2015 was driven by increased usage of the Facilities related to increased deployment of capital to investments. For the year ended December 31, 2016, the average interest rate increased to 2.32% from 1.98% for the comparable period in 2015, and average principal debt outstanding increased to $119,673 from $101,172 for the comparable period in 2015.

The increase in interest expense for the year ended December 31, 2015 compared to the comparable period in 2014 was driven by increased usage of the Facilities related to increased deployment of capital to investments. Additionally, for the years ended December 31, 2015 and 2014, $167 and $370, respectively, of the amortization of deferred financing costs represents the prorated financing costs that were immediately expensed in lieu of continuing to amortize over the term of the SPV Credit Facility related to the amendments that reduced commitments in the SPV Credit Facility. For the year ended December 31, 2015, the average interest rate increased to 1.98% from 1.97% for the period for the comparable period in 2014, and average principal debt outstanding increased to $101,172 from $44,558 for the period in 2014.

The increase in management fees for the year ended December 31, 2016 from the comparable period in 2015 and for the year ended December 31, 2015 from the comparable period in 2014 was driven by our deployment of capital and our increasing invested balance. See Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for more information on the management fees.

Professional fees include legal, rating agencies, audit, tax, valuation, technology and other professional fees incurred related to the management of us. Administrative service fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers and their respective staff. Other general and administrative expenses include insurance, filing, research, subscriptions and other costs. The increase in other general and administrative expenses for the year ended December 31, 2016 from the comparable period in 2015 and for the year ended in December 31, 2015 from the comparable period in 2014 was primarily driven by the increased deployment of capital.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments

During the year ended December 31, 2016, we had a realized gain on 7 investments totaling approximately $81 which was offset by realized losses on 2 investments totaling approximately $30. During the year ended December 31, 2015, we had a realized gain on 3 investments totaling approximately $53. During the years ended December 31, 2016, 2015 and 2014, we had a change in unrealized appreciation on 83, 32, and 17 investments, respectively, totaling approximately $5,285, $1,099, and $587, respectively, which was offset by a change in unrealized depreciation on 20, 54, and 41 investments, respectively, totaling approximately $6,236, $3,661, and $1,794, respectively.

Net realized gain (loss) and net change in unrealized appreciation (depreciation) for the years ended December 31, 2016, 2015 and 2014, were as follows:

	For the years ended December 31,
	2016	2015	2014
Net realized gain (loss) on investments—non-controlled/non-affiliated	$50	$53	$—
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	(951)	(2,562)	(1,207)

Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$(901)	$(2,509)	$(1,207)

Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the years ended December 31, 2016, 2015 and 2014 were as follows:

	For the years ended December 31,
	2016		2015		2014
Type	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$45	$(1,652)	$53	$(2,052)	$—	$(963)
Second Lien Debt	5	701	—	(510)	—	(244)

Total	$50	$(951)	$53	$(2,562)	$—	$(1,207)

Net change in unrealized depreciation in our debt investments for the year ended December 31, 2016 compared to the comparable period in 2015 was primarily due to negative credit related adjustments, such as a non-accrual portfolio company investment, that caused a reduction in fair value and was moderated by a tightening spread environment during the year. Net change in unrealized depreciation in our debt investments for the year ended December 31, 2015 compared to the comparable period in 2014 was primarily due to a widening spread environment during the last six months of the year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash from the net proceeds of offerings of our common stock and through cash flows from operations, including investment sales and repayments as well as income earned on investments and cash equivalents. We may also fund a portion of our investments through borrowings under the Facilities.

The SPV closed on September 12, 2013 on the SPV Credit Facility, which was subsequently amended on July 25, 2014 and November 13, 2015. The SPV Credit Facility provides for secured borrowings during the applicable revolving period up to an amount equal to the lesser of $120,000 (the borrowing base as calculated pursuant to the terms of the SPV Credit Facility) and the amount of net cash proceeds and unpledged capital commitments the Company has received, with an accordion feature that can, subject to certain conditions, increase the aggregate maximum credit commitment up to an amount not to exceed $262,500, subject to restrictions imposed on borrowings under the Investment Company Act and certain restrictions and conditions set forth in the SPV Credit Facility, including adequate collateral to support such borrowings. The SPV Credit Facility imposes financial and operating covenants on us and the SPV that restrict our and its business activities. Continued compliance with these covenants will depend on many factors, some of which are beyond our control.

We closed on March 27, 2014 on the Credit Facility, which was subsequently amended on August 22, 2014, December 12, 2014 and August 31, 2016. The maximum principal amount of the Credit Facility is $50,000, subject to availability under the Credit Facility, which is based on certain advance rates multiplied by the value of the Company’s portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that the Company may incur in accordance with the terms of the Credit Facility. Proceeds of the Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Credit Facility may be increased to $125,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Credit Facility includes a $10,000 limit for swingline loans and a $5,000 limit for letters of credit. Subject to certain exceptions, the Credit Facility is secured by a first-priority security interest in substantially all of the portfolio investments held by the Company and the Company’s unfunded investor equity capital commitments (provided that the amount of unfunded capital commitments ultimately available to the lenders is limited to $34,000). The pledge of unfunded investor equity capital commitments was subject to release upon the earlier of (a) the date eligible investments held by the Company are equal to or greater than $62,500 and the Credit Facility’s borrowing base equity test is satisfied and (b) the date the borrower has received equity capital contributions in an amount equal to $34,000. Such eligible investments and shareholder equity thresholds had been satisfied as of December 31, 2016 and 2015. The Credit Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity, liquidity and interest coverage, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.

Although we believe that we and the SPV will remain in compliance, there are no assurances that we or the SPV will continue to comply with the covenants in the Credit Facility and the SPV Credit Facility, as applicable. Failure to comply with these covenants could result in a default under the Credit Facility and/or the SPV Credit Facility that, if we or the SPV were unable to obtain a waiver from the applicable lenders, could result in the immediate acceleration of the amounts due under the Credit Facility and/or the SPV Credit Facility, and thereby have a material adverse impact on our business, financial condition and results of operations.

For more information on the SPV Credit Facility and the Credit Facility, see Note 5 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our stockholders and for other general corporate purposes.

As of December 31, 2016 and 2015, the Company had $7,217 and $7,404, respectively, in cash and cash equivalents. The facilities of the Company and the SPV consisted of the following as of December 31, 2016, 2015 and 2014:

	December 31, 2016
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$120,000	$90,427	$29,573	$7,004
Credit Facility	50,000	40,000	10,000	10,000

Total	$170,000	$130,427	$39,573	$17,004

	December 31, 2015
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$120,000	$87,194	$32,806	$2,753
Credit Facility	50,000	31,000	19,000	10,526

Total	$170,000	$118,194	$51,806	$13,279

	December 31, 2014
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$140,000	$39,403	$100,597	$2,695
Credit Facility	50,000	41,500	8,500	12,638

Total	$190,000	$80,903	$109,097	$15,333

(1)	The unused portion is the amount upon which commitment fees are based.
(2)	Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

Equity Activity

There were no commitments made to us during the years ended December 31, 2016 and 2015. As of December 31, 2016 and 2015, we had $190,077 in total capital commitments from stockholders, of which $28,540 and $53,540, respectively, was unfunded and subject to call by the Company. As of December 31, 2016 and 2015, current directors had no capital commitments to us.

Shares issued as of December 31, 2016 and 2015 were 8,156,316 and 6,864,244, respectively.

The following table summarizes activity in the number of shares of our common stock outstanding during the years ended December 31, 2016, 2015 and 2014:

	For the years ended December 31,
	2016	2015	2014
Shares outstanding, beginning of year	6,864,244	4,618,564	2,265,375
Common stock issued	1,292,072	2,245,680	2,353,189

Shares outstanding, end of year	8,156,316	6,864,244	4,618,564

Upon the earlier of the August 6, 2018 and the completion of a Qualified IPO by TCG BDC, investors will be released from any further obligation under their capital commitments to purchase additional shares of common stock, subject to certain exceptions contained in their subscription agreements.

Contractual Obligations

A summary of our significant contractual payment obligations was as follows as of December 31, 2016:

Payment Due by Period	SPV Credit Facility and Credit Facility
Less than 1 Year	$—
1-3 Years	—
3-5 Years	130,427
More than 5 Years	—

Total	$130,427

For more information on the SPV Credit Facility and the Credit Facility, see Note 5 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

As of December 31, 2016 and 2015, $90,427 and $87,194, respectively, of secured borrowings were outstanding under the SPV Credit Facility and $40,000 and $31,000, respectively, were outstanding under the Credit Facility. For the years ended December 31, 2016, 2015 and 2014, we incurred $2,822, $2,028 and $890, respectively, of interest expense and $242, $389 and $442, respectively, of unused commitment fees.

OFF BALANCE SHEET ARRANGEMENTS

In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of December 31, 2016 and 2015 in Part II, Item 8 of this Form 10-K, for any such exposure.

We have in the past and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.

We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Principal Amount as of
	December 31, 2016	December 31, 2015
Unfunded delayed draw commitments	$5,969	$2,097
Unfunded revolving term loan commitments	1,339	737

Total unfunded commitments	$7,308	$2,834

DIVIDENDS AND DISTRIBUTIONS TO COMMON STOCKHOLDERS

Dividends and distributions, if any, are paid in cash to common stockholders. The following table summarizes our dividends declared and payable since inception through March 21, 2017:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount	Annualized Dividend Yield(1)
March 13, 2014	March 31, 2014	April 14, 2014	$0.04	$128	1.12%
June 26, 2014	June 30, 2014	July 14, 2014	$0.12	$383	2.46%
September 12, 2014	September 18, 2014	October 9, 2014	$0.24	$825	5.14%
December 19, 2014	December 29, 2014	January 26, 2015	$0.27	$1,247	6.19%
March 11, 2015	March 13, 2015	April 17, 2015	$0.30	$1,645	6.84%
June 24, 2015	June 30, 2015	July 22, 2015	$0.35	$2,191	7.69%
September 24, 2015	September 24, 2015	October 22, 2015	$0.40	$2,563	8.17%
December 29, 2015	December 29, 2015	January 22, 2016	$0.47	$3,226	9.67%
March 10, 2016	March 14, 2016	April 22, 2016	$0.44	$3,203	9.66%
June 8, 2016	June 8, 2016	July 22, 2016	$0.44	$3,203	9.44%
September 28, 2016	September 28, 2016	October 24, 2016	$0.44	$3,589	9.44%
December 29, 2016	December 29, 2016	January 24, 2017	$0.56	$4,567	11.50%
March 20, 2017	March 20, 2017	April 24, 2017 (2)	$0.44	$3,589	9.36%

(1)	Annualized dividend yield is calculated by dividing the declared dividend by the weighted average of the net asset value at the beginning of the quarter and the capital called during the quarter and annualizing over 4 quarterly periods.
(2)	Payable on or about April 24, 2017.

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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of December 31, 2016 and 2015.

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

Investments measured and reported at fair value are classified and disclosed based on the observability of inputs used in determination of fair values, as follows:

•	Level 1—inputs to the valuation methodology are quoted prices available in active markets for identical investments as of the reporting date. The types of financial instruments generally included in Level 1 include unrestricted securities, including equities and derivatives, listed in active markets. The Company does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

•	Level 2—inputs to the valuation methodology are either directly or indirectly observable as of the reporting date and are those other than quoted prices in active markets. The type of financial instruments in this category generally includes less liquid and restricted securities listed in active markets, securities traded in other than active markets, government and agency securities, and certain over-the-counter derivatives where the fair value is based on observable inputs.

•	Level 3—inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category generally include investments in privately-held entities, collateralized loan obligations, and certain over-the-counter derivatives where the fair value is based on unobservable inputs.

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

The Company generally uses the following framework when determining the fair value of investments that are categorized as Level 3:

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

The carrying value of the secured borrowings approximates its fair value and is categorized as Level 3 within the hierarchy. Secured borrowings are valued generally using discounted cash flow analysis. The significant unobservable inputs used in the fair value measurement of the Company’s secured borrowings are discount rates. Significant increases in discount rates would result in a significantly lower fair value measurement.

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

Other Income

Other income may include income such as consent, waiver, amendment, syndication and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the Consolidated Statements of Assets and Liabilities included in Part II, Item 8 of this Form 10-K.

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

Income Taxes

For federal income tax purposes, the Company has elected to be treated as a RIC under the Code, and intends to make the required distributions to its stockholders as specified therein. In order to qualify as a RIC, the Company must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay income taxes only on the portion of its taxable income and gains it does not distribute.

The minimum distribution requirements applicable to RICs require the Company to distribute to its stockholders at least 90% of its investment company taxable income (“ICTI”), as defined by the Code, each year. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year distributions into the next tax year. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.

In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. The Company intends to make sufficient distributions each taxable year to satisfy the excise distribution requirements.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense.

The SPV is a disregarded entity for tax purposes and is consolidated with the tax return of the Company.

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

RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

On July 10, 2013, the Company’s Board of Directors, including a majority of the Independent Directors, approved the Investment Advisory Agreement between the Company and the Investment Adviser in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, Section 15(c) of the Investment Company Act. The initial term of the Investment Advisory Agreement is two years from July 10, 2013 and, unless terminated earlier, the Investment Advisory Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the vote of the Board of Directors and by the vote of a majority of the Independent Directors. On March 20, 2017, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the Advisory Agreement for a one year period. The Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party. Subject to the overall supervision of the Board of Directors, the Investment Adviser provides investment advisory services to the Company. For providing these services, the Investment Adviser receives management fees from the Company.

The management fees are calculated and payable quarterly in arrears at an annual rate of 0.25% of the average value of the gross assets of the Company at the end of the two most recently completed fiscal quarters, excluding any cash and cash equivalents and including assets acquired with leverage from use of the SPV Credit Facility and Credit Facility (see Note 5, “Borrowings” in Part II, Item 8 of this Form 10-K). For purposes of this calculation, cash and cash equivalents include any temporary investments in cash-equivalents, U.S. government securities and other high quality investment grade debt investments that mature in 12 months or less from the date of investment. The management fee for any partial quarter is prorated. As such, management fees for the year ended December 31, 2013 were calculated commencing after August 7, 2013, the date the Company first called capital from investors.

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

The initial term of the Administration Agreement is two years from July 10, 2013 and, unless terminated earlier, the Administration Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by a majority vote of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. On March 20, 2017, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the Administration Agreement for a one year period. The Administration Agreement may not be assigned by a party without the consent of the other party and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party.

Sub-Administration Agreements

On July 10, 2013, the Administrator entered into the Carlyle Sub-Administration Agreements with Carlyle Employee Co. and CELF. Pursuant to the Carlyle Sub-Administration Agreements, Carlyle Employee Co. and CELF provide the Administrator with access to personnel.

On July 10, 2013, the Administrator entered into the State Street Sub-Administration Agreement with State Street. On March 11, 2015, the Company’s Board of Directors, including a majority of the Independent Directors, approved an amendment to the State Street Sub-Administration Agreement. The initial term of the State Street Sub-Administration Agreement ends on April 1, 2017 and, unless terminated earlier, the State Street Sub-Administration Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by the vote of a majority of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. The State Street Sub-Administration Agreement may be terminated upon at least 60 days’ written notice and without penalty by the vote of a majority of the outstanding securities of the Company, or by the vote of the Board of Directors or by either party to the State Street Sub-Administration Agreement.

Placement Fees

On July 10, 2013, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require certain stockholders to pay a placement fee to TCG for TCG’s services.

Board of Directors

As of December 31, 2016, the Company’s Board of Directors currently consists of five members, three of whom are Independent Directors. On July 10, 2013, the Board of Directors also established an Audit Committee consisting of its Independent Directors, and may establish additional committees in the future.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in the valuations of our investment portfolio and interest rates.

Valuation Risk

Our investments may not have a readily available market price, and we value these investments at fair value as determined in good faith by our Board of Directors in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is possible that the difference could be material.

Interest Rate Risk

As of December 31, 2016, on a fair value basis, approximately 1% of our debt investments bear interest at a fixed rate and approximately 99% of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Interest rates on the investments held within our portfolio of investments are typically based on floating LIBOR, with many of these investments also having a LIBOR floor. Additionally, our Facilities are also subject to floating interest rates and are currently paid based on floating LIBOR rates.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.

The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our settled portfolio of investments held as of December 31, 2016 and 2015. These hypothetical calculations are based on a model of the settled investments in our portfolio, held as of December 31, 2016 and 2015, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings as of December 31, 2016 and 2015, and based on the terms of our Facilities. Interest expense on our Facilities is calculated using the interest rate as of December 31, 2016 and 2015, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2016 and 2015, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled investments (considering interest rate floors for variable rate instruments) and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	As of December 31, 2016			As of December 31, 2015
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$8,623	$(3,913)	$4,710	$6,470	$(3,546)	$2,924
Up 200 basis points	$5,743	$(2,609)	$3,134	$3,999	$(2,364)	$1,635
Up 100 basis points	$2,862	$(1,304)	$1,558	$1,528	$(1,182)	$346
Down 100 basis points	$(22)	$1,006	$984	$—	$508	$508
Down 200 basis points	$(22)	$1,006	$984	$—	$508	$508
Down 300 basis points	$(22)	$1,006	$984	$—	$508	$508

Item 8. Financial Statements and Supplementary Data

NF INVESTMENT CORP.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

NF Investment Corp.

We have audited the accompanying consolidated statements of assets and liabilities of NF Investment Corp. (the “Company”), including the consolidated schedules of investments, as of December 31, 2016 and 2015, and the related consolidated statements of operations, cash flows and changes in net assets for the years ended December 31, 2016, 2015 and 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our December 31, 2016 audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. We conducted our December 31, 2015 and 2014 audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2016 by correspondence with the custodian and debt agents. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NF Investment Corp. at December 31, 2016 and 2015, and the consolidated results of its operations, its cash flows, and the changes in its net assets for the years ended December 31, 2016, 2015 and 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, NY

March 21, 2017

NF INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(dollar amounts in thousands, except per share data)

	December 31, 2016	December 31, 2015
ASSETS
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $291,008 and $248,159, respectively)	$286,181	$244,283
Cash and cash equivalents	7,217	7,404
Deferred financing costs	1,084	1,510
Interest receivable	795	789
Prepaid expenses and other assets	12	14

Total assets	$295,289	$254,000

LIABILITIES
Payable for investments purchased	$3,456	$—
Secured borrowings (Note 5)	130,427	118,194
Due to Investment Adviser	41	35
Interest and credit facility fees payable (Note 5)	616	497
Management fees payable (Note 4)	180	151
Dividend payable (Note 7)	4,567	3,226
Administrative service fees payable (Note 4)	34	35
Other accrued expenses and liabilities	422	343

Total liabilities	139,743	122,481

Commitments and contingencies (Notes 6 and 9)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 8,156,316 shares and 6,864,244 shares, respectively, issued and outstanding	82	69
Paid-in capital in excess of par value	160,936	135,956
Offering costs	(45)	(45)
Accumulated net investment income (loss), net of cumulative dividends of $26,770 and $12,208, respectively	(600)	(638)
Accumulated net realized gain (loss)	—	53
Accumulated net unrealized appreciation (depreciation)	(4,827)	(3,876)

Total net assets	$155,546	$131,519

NET ASSETS PER SHARE	$19.07	$19.16

The accompanying notes are an integral part of these consolidated financial statements.

NF INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollar amounts in thousands, except per share data)

	For the years ended December 31,
	2016	2015	2014
Investment income:
Interest income from non- controlled/non-affiliated investments	$20,209	$14,842	$6,264

Total investment income	20,209	14,842	6,264

Expenses:
Management fees (Note 4)	677	547	268
Professional fees	703	606	819
Administrative service fees (Note 4)	185	182	155
Interest expense (Note 5)	2,822	2,028	890
Credit facility fees (Note 5)	762	986	1,272
Directors’ fees and expenses	138	243	262
Other general and administrative	432	407	270

Total expenses	5,719	4,999	3,936

Net investment income (loss)	14,490	9,843	2,328
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments:
Net realized gain (loss) on investments—non-controlled/ non-affiliated	50	53	—
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	(951)	(2,562)	(1,207)

Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(901)	(2,509)	(1,207)

Net increase (decrease) in net assets resulting from operations	$13,589	$7,334	$1,121

Basic and diluted earnings per common share (Note 7)	$1.79	$1.23	$0.35

Weighted-average shares of common stock outstanding—Basic and Diluted (Note 7)	7,587,210	5,980,331	3,225,083

Dividends declared per common share (Note 7)	$1.88	$1.52	$0.67

The accompanying notes are an integral part of these consolidated financial statements.

NF INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(dollar amounts in thousands)

	For the years ended December 31,
	2016	2015	2014
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$14,490	$9,843	$2,328
Net realized gain (loss) on investments—non-controlled/non- Affiliated	50	53	—
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	(951)	(2,562)	(1,207)

Net increase (decrease) in net assets resulting from operations	13,589	7,334	1,121

Capital transactions:
Common stock issued	25,000	44,501	46,834
Dividends declared (Note 10)	(14,562)	(9,625)	(2,583)

Net increase (decrease) in net assets resulting from capital share transactions	10,438	34,876	44,251

Net increase (decrease) in net assets	24,027	42,210	45,372

Net assets at beginning of year	131,519	89,309	43,937

Net assets at end of year	$155,546	$131,519	$89,309

The accompanying notes are an integral part of these consolidated financial statements.

NF INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

	For the years ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$13,589	$7,334	$1,121
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	451	531	764
Net accretion of discount on investments	(1,238)	(676)	(274)
Net realized (gain) loss on investments—non-controlled/non-affiliated	(50)	(53)	—
Net change in unrealized (appreciation) depreciation on investments—non-controlled/non-affiliated	951	2,562	1,207
Cost of investments purchased and change in payable for investments purchased	(104,787)	(121,020)	(126,824)
Proceeds from sales and repayments of investments and change in receivable for investments sold	66,682	42,262	14,910
Changes in operating assets:
Interest receivable	(6)	(367)	(225)
Prepaid expenses and other assets	2	4	5
Changes in operating liabilities:
Due to Investment Adviser	6	23	(592)
Interest and credit facility fees payable	119	159	192
Management fees payable	29	(20)	144
Administrative service fees payable	(1)	10	(49)
Other accrued expenses and liabilities	79	21	7

Net cash provided by (used in) operating activities	(24,174)	(69,230)	(109,614)

Cash flows from financing activities:
Proceeds from issuance of common stock	25,000	44,501	46,834
Borrowings on SPV Credit Facility and Credit Facility	45,449	112,200	67,000
Repayments of SPV Credit Facility and Credit Facility	(33,216)	(74,909)	(11,603)
Debt issuance costs paid	(25)	(60)	(952)
Dividends paid in cash	(13,221)	(7,646)	(1,336)

Net cash provided by (used in) financing activities	23,987	74,086	99,943

Net increase (decrease) in cash and cash equivalents	(187)	4,856	(9,671)
Cash and cash equivalents, beginning of year	7,404	2,548	12,219

Cash and cash equivalents, end of year	$7,217	$7,404	$2,548

Supplemental disclosures:
Interest paid during the year	$2,683	$1,841	$700
Dividends declared during the year	$14,562	$9,625	$2,583

The accompanying notes are an integral part of these consolidated financial statements.

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2016

(dollar amounts in thousands)

Investments—non-controlled/non- affiliated (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (96.36%)
Access CIG, LLC (2) (3) (5)	Business Services	L + 5.00% (1.00% Floor)	10/17/2021	$6,079	$6,041	$6,079	3.91%
AF Borrower LLC (Accuvant) (2) (3) (4)	High Tech Industries	L + 5.25% (1.00% Floor)	1/28/2022	4,028	3,981	4,028	2.59
Alpha Packaging Holdings, Inc. (2) (3) (4)	Containers, Packaging & Glass	L + 4.25% (1.00% Floor)	5/12/2020	3,774	3,771	3,774	2.43
Anaren, Inc. (2) (3) (4)	Telecommunications	L + 4.50% (1.00% Floor)	2/18/2021	3,170	3,150	3,170	2.04
APX Group Inc. (5) (8)	Consumer Services	6.38%	12/1/2019	2,500	2,450	2,572	1.65
Aquilex LLC (2) (3) (4)	Environmental Industries	L + 4.00% (1.00% Floor)	12/31/2020	3,212	3,209	3,207	2.06
Audax AAMP Holdings, Inc. (2) (3) (4)	Durable Consumer Goods	L + 6.00% (1.00% Floor)	6/24/2017	2,552	2,546	2,533	1.63
Brooks Equipment Company, LLC (2) (3) (4)	Construction & Building	L + 5.00% (1.00% Floor)	8/29/2020	1,674	1,664	1,671	1.07
Capstone Logistics Acquisition, Inc. (2) (3) (4)	Transportation: Cargo	L + 4.50% (1.00% Floor)	10/7/2021	4,870	4,834	4,803	3.09
Captive Resources Midco, LLC (2) (3) (4) (11)	Banking, Finance, Insurance & Real Estate	L + 5.75% (1.00% Floor)	6/30/2020	4,150	4,097	4,144	2.66
Central Security Group, Inc. (2) (3) (4) (12)	Consumer Services	L + 5.63% (1.00% Floor)	10/6/2020	5,692	5,622	5,672	3.65
CIBT Holdings, Inc. (2) (3) (4) (11)	Transportation: Consumer	L + 5.25% (1.00% Floor)	6/28/2022	4,211	4,177	4,211	2.71
Colony Hardware Corporation (2) (3) (4)	Construction & Building	L + 6.00% (1.00% Floor)	10/23/2021	2,621	2,586	2,621	1.69
Cvent, Inc. (2) (3) (4)	High Tech Industries	L + 5.00% (1.00% Floor)	6/30/2023	4,000	3,960	3,996	2.57
Datapipe, Inc. (2) (3) (5) (12)	Telecommunications	L + 4.75% (1.00% Floor)	3/15/2019	4,875	4,833	4,882	3.14
Dent Wizard International Corporation (2) (3) (4) (12)	Automotive	L + 4.75% (1.00% Floor)	4/7/2020	3,374	3,359	3,374	2.17
Dimensional Dental Management, LLC (2) (3) (5) (9) (11)	Healthcare & Pharmaceuticals	L + 7.00% (1.00% Floor)	2/12/2021	2,500	2,445	2,474	1.59
Direct Travel, Inc. (2) (3) (5) (11)	Hotel, Gaming & Leisure	L + 6.50% (1.00% Floor)	12/1/2021	1,427	1,380	1,413	0.91
DTI Holdco, Inc. (2) (3) (4) (12)	High Tech Industries	L + 5.25% (1.00% Floor)	9/30/2023	4,988	4,939	4,913	3.16
Emerging Markets Communications, LLC (2) (3) (4) (8)	Telecommunications	L + 5.75% (1.00% Floor)	7/1/2021	1,970	1,811	1,970	1.27
EP Minerals, LLC (2) (3) (4)	Metals & Mining	L + 4.50% (1.00% Floor)	8/20/2020	3,421	3,410	3,419	2.20
FCX Holdings Corp. (2) (3) (4) (12)	Capital Equipment	L + 4.50% (1.00% Floor)	8/4/2020	3,672	3,670	3,672	2.36
Generation Brands Holdings, Inc. (2) (3) (5)	Durable Consumer Goods	L + 5.00% (1.00% Floor)	6/10/2022	4,975	4,929	5,025	3.23
Genex Holdings, Inc. (2) (3) (4) (12)	Banking, Finance, Insurance & Real Estate	L + 4.25% (1.00% Floor)	5/30/2021	5,007	4,977	5,002	3.22
Green Energy Partners/Stonewall LLC (2) (3) (5)	Energy: Electricity	L + 5.50% (1.00% Floor)	11/13/2021	3,400	3,374	3,400	2.19
Hummel Station LLC. (2) (3) (5) (12)	Energy: Electricity	L + 6.00% (1.00% Floor)	10/27/2022	4,000	3,860	3,840	2.47
Imagine! Print Solutions, LLC (2) (3) (4)	Media: Advertising, Printing & Publishing	L + 6.00% (1.00% Floor)	3/30/2022	2,382	2,350	2,400	1.54
Imperial Bag & Paper Co. LLC (2) (3) (5) (12)	Forest Products & Paper	L + 6.00% (1.00% Floor)	1/7/2022	4,012	3,958	3,987	2.56
Indra Holdings Corp. (Totes Isotoner) (2) (3) (5)	Non-durable Consumer Goods	L + 4.25% (1.00% Floor)	5/1/2021	4,741	4,710	3,518	2.26
Integro Parent Inc. (2) (3) (4) (12)	Banking, Finance, Insurance & Real Estate	L + 5.75% (1.00% Floor)	10/30/2022	4,951	4,830	4,853	3.12
International Medical Group, Inc. (2) (3) (5) (9)	Banking, Finance, Insurance & Real Estate	L + 6.50% (1.00% Floor)	10/30/2020	5,000	4,917	5,040	3.24
Jackson Hewitt Inc. (2) (3) (4)	Retail	L + 7.00% (1.00% Floor)	7/30/2020	1,302	1,282	1,237	0.80
Metrogistics LLC (2) (3) (4)	Transportation: Cargo	L + 6.50% (1.00% Floor)	9/30/2022	1,800	1,775	1,787	1.15

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2016

(dollar amounts in thousands)

Investments—non-controlled/non- affiliated (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (96.36%) (continued)
Ministry Brands, LLC (2) (3) (5) (11)	High Tech Industries	L + 5.00% (1.00% Floor)	12/2/2022	$4,708	$4,655	$4,702	3.02%
MSX International, Inc. (2) (3) (4)	Automotive	L + 5.00% (1.00% Floor)	8/21/2020	1,962	1,950	1,962	1.26
National Technical Systems, Inc. (2) (3) (4) (11)	Aerospace & Defense	L + 6.25% (1.00% Floor)	6/12/2021	5,798	5,736	5,522	3.55
NES Global Talent Finance US LLC (United Kingdom) (2) (3) (4) (8)	Energy: Oil & Gas	L + 5.50% (1.00% Floor)	10/3/2019	3,150	3,116	3,055	1.96
Netsmart Technologies, Inc. (2) (3) (5)	High Tech Industries	L + 4.50% (1.00% Floor)	4/19/2023	4,577	4,535	4,538	2.92
OnCourse Learning Corporation (2) (3) (4) (5) (11) (12)	Consumer Services	L + 6.50% (1.00% Floor)	9/12/2021	2,905	2,864	2,913	1.87
Paradigm Acquisition Corp. (2) (3) (5)	Business Services	L + 5.00% (1.00% Floor)	6/2/2022	4,334	4,281	4,330	2.78
Pasternack Enterprises, Inc. (Infinite RF) (2) (3) (4)	Capital Equipment	L + 5.00% (1.00% Floor)	5/27/2022	2,985	2,961	2,985	1.92
Pelican Products, Inc. (2) (3) (4)	Containers, Packaging & Glass	L + 4.25% (1.00% Floor)	4/11/2020	2,924	2,915	2,905	1.87
Plano Molding Company, LLC (2) (3) (5)	Hotel, Gaming & Leisure	L + 6.50% (1.00% Floor)	5/12/2021	3,536	3,510	3,369	2.17
PPT Management Holdings, LLC (2) (3) (5)	Healthcare & Pharmaceuticals	L + 6.00% (1.00% Floor)	12/16/2022	2,500	2,476	2,492	1.60
Premier Senior Marketing, LLC (2) (3) (5) (12)	Banking, Finance, Insurance & Real Estate	L + 5.00% (1.00% Floor)	7/1/2022	3,741	3,690	3,741	2.41
Product Quest Manufacturing LLC (2) (3) (4) (9)	Containers, Packaging & Glass	L + 5.75% (1.00% Floor)	9/9/2020	5,000	4,923	4,614	2.97
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2) (3) (5)	Wholesale	L + 4.50% (1.00% Floor)	1/28/2020	4,270	4,248	3,204	2.06
PSC Industrial Holdings Corp. (2) (3) (4)	Environmental Industries	L + 4.75% (1.00% Floor)	12/5/2020	2,940	2,920	2,822	1.81
PSI Services LLC (2) (3) (4) (9) (12)	Business Services	L + 6.75% (1.00% Floor)	2/27/2021	5,681	5,558	6,042	3.88
PT Intermediate Holdings III, LLC (Parts Town) (2) (3) (4) (5) (11)	Wholesale	L + 6.50% (1.00% Floor)	6/23/2022	1,935	1,913	1,952	1.25
Q Holding Company (2) (3) (4)	Automotive	L + 5.00% (1.00% Floor)	12/18/2021	3,491	3,457	3,485	2.24
Reliant Pro Rehab, LLC (2) (3) (5) (9)	Healthcare & Pharmaceuticals	L + 10.00% (1.00% Floor)	12/29/2017	2,481	2,447	2,481	1.60
Restaurant Technologies, Inc. (2) (3) (4)	Retail	L + 4.75% (1.00% Floor)	11/23/2022	3,500	3,468	3,492	2.24
SolAero Technologies Corp. (2) (3) (4) (5)	Telecommunications	L + 5.25% (1.00% Floor)	12/10/2020	6,527	6,482	6,270	4.03
Superior Health Linens, LLC (2) (3) (4) (5) (11)	Business Services	L + 6.50% (1.00% Floor)	9/30/2021	1,980	1,947	1,966	1.26
Teaching Strategies, LLC (2) (3) (4)	Media: Advertising, Printing & Publishing	L + 5.50% (0.50% Floor)	10/1/2019	4,454	4,442	4,454	2.86
The SI Organization, Inc. (2) (3) (4)	Aerospace & Defense	L + 4.75% (1.00% Floor)	11/23/2019	5,879	5,845	5,949	3.82
The Topps Company, Inc. (2) (3) (4)	Non-durable Consumer Goods	L + 6.00% (1.25% Floor)	10/2/2020	4,677	4,656	4,699	3.02
Transilwrap Company, Inc. (2) (3) (4) (12)	Chemicals, Plastics & Rubber	L + 4.50% (1.00% Floor)	11/22/2019	1,762	1,754	1,761	1.13
Transilwrap Company, Inc. (2) (3) (4) (12)	Chemicals, Plastics & Rubber	L + 3.75% (1.00% Floor)	11/22/2019	4,829	4,824	4,829	3.10
Tweddle Group, Inc. (2) (3) (4)	Media: Advertising, Printing & Publishing	L + 6.00% (1.00% Floor)	10/24/2022	1,800	1,765	1,790	1.15
TwentyEighty, Inc. (fka Miller Heiman, Inc.) (2) (3) (5) (10)	Business Services	L + 6.00% (1.00% Floor)	9/30/2019	6,433	6,383	2,621	1.69
U.S. Acute Care Solutions, LLC (2) (3) (4)	Healthcare & Pharmaceuticals	L + 5.00% (1.00% Floor)	5/15/2021	5,955	5,915	5,941	3.82
U.S. Anesthesia Partners, Inc. (2) (3) (4)	Healthcare & Pharmaceuticals	L + 5.00% (1.00% Floor)	12/31/2019	2,594	2,569	2,590	1.67
U.S. Farathane, LLC (2) (3) (4)	Automotive	L + 4.75% (1.00% Floor)	12/23/2021	4,950	4,904	4,950	3.18

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2016

(dollar amounts in thousands)

Investments—non-controlled/non- affiliated (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (96.36%) (continued)
Vantage Specialty Chemicals, Inc. (2) (3) (4) (12)	Chemicals, Plastics & Rubber	L + 4.50% (1.00% Floor)	2/5/2021	$4,477	$4,447	$4,476	2.88%
Vetcor Professional Practices, LLC (2) (3) (4) (5) (11)	Consumer Services	L + 6.25% (1.00% Floor)	4/20/2021	4,763	4,691	4,791	3.08
Violin Finco S.A.R.L. (Alexander Mann Solutions) (United Kingdom) (2) (3) (4) (8)	Business Services	L + 4.75% (1.00% Floor)	12/20/2019	2,818	2,803	2,816	1.81
Vistage Worldwide Inc. (2) (3) (4) (12)	Business Services	L + 5.50% (1.00% Floor)	8/19/2021	4,793	4,754	4,781	3.08
Vitera Healthcare Solutions, LLC (2) (3) (5)	Healthcare & Pharmaceuticals	L + 5.00% (1.00% Floor)	11/4/2020	3,186	3,167	3,177	2.04
W/S Packaging Group, Inc. (2) (3) (4)	Containers, Packaging & Glass	L + 5.00% (1.00% Floor)	8/9/2019	4,058	4,049	3,831	2.46
Watchfire Enterprises, Inc. (2) (3) (4)	Media: Advertising, Printing & Publishing	L + 4.00% (1.00% Floor)	10/2/2020	3,342	3,334	3,342	2.15
Winchester Electronics Corporation (2) (3) (5) (11)	Capital Equipment	L + 6.50% (1.00% Floor)	6/30/2022	4,562	4,493	4,577	2.94
WIRB—Copernicus Group, Inc. (2) (3) (4)	Healthcare & Pharmaceuticals	L + 5.00% (1.00% Floor)	8/12/2022	1,995	1,979	2,013	1.29
Zest Holdings, LLC (2) (3) (4)	Durable Consumer Goods	L + 4.75% (1.00% Floor)	8/16/2020	4,822	4,818	4,849	3.12

First Lien Debt Total					$280,541	$275,766	177.29%

Second Lien Debt (3.64%)
AF Borrower LLC (Accuvant) (2) (3) (5)	High Tech Industries	L + 9.00% (1.00% Floor)	1/30/2023	$2,000	$1,983	$2,000	1.29%
AmeriLife Group, LLC (2) (3) (5)	Banking, Finance, Insurance & Real Estate	L + 8.75% (1.00% Floor)	1/10/2023	2,000	1,966	1,921	1.23
Argon Medical Devices, Inc. (2) (3) (4)	Healthcare & Pharmaceuticals	L + 9.50% (1.00% Floor)	6/23/2022	1,000	974	1,010	0.65
Berlin Packaging L.L.C. (2) (3) (5)	Containers, Packaging & Glass	L + 6.75% (1.00% Floor)	10/1/2022	573	570	578	0.37
Charter NEX US Holdings, Inc. (2) (3) (5)	Chemicals, Plastics & Rubber	L + 8.25% (1.00% Floor)	2/5/2023	1,479	1,461	1,494	0.96
Genex Holdings, Inc. (2) (3) (4) (12)	Banking, Finance, Insurance & Real Estate	L + 7.75% (1.00% Floor)	5/30/2022	1,000	990	998	0.64
Jazz Acquisition, Inc. (Wencor) (2) (3) (5)	Aerospace & Defense	L + 6.75% (1.00% Floor)	6/19/2022	800	797	665	0.43
MRI Software, LLC (2) (3) (4)	Software	L + 8.00% (1.00% Floor)	6/23/2022	1,250	1,235	1,252	0.80
Vantage Specialty Chemicals, Inc. (2) (3) (4) (12)	Chemicals, Plastics & Rubber	L + 8.75% (1.00% Floor)	2/5/2022	500	491	497	0.32

Second Lien Debt Total					$10,467	$10,415	6.69%

Total Investments—non-controlled/non-affiliated					$291,008	$286,181	183.98%

(1)	Unless otherwise indicated, issuers of debt investments held by NF Investment Corp. (together with its consolidated subsidiaries, “we,” “us,” “our,” “NFIC” or the “Company”) are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2016, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2016, the Company is not an “affiliated person” of any of these portfolio companies.
(2)	Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has provided the interest rate in effect as of December 31, 2016. As of December 31, 2016, all of our LIBOR loans were indexed to the 90-day LIBOR rate at 1.00%, except for those loans as indicated in Note 12 below.
(3)	Loan includes interest rate floor feature.

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2016

(dollar amounts in thousands)

(4)	Denotes that all or a portion of the assets are owned by the Company’s wholly owned subsidiary, NFIC SPV LLC (the “SPV”). The SPV has entered into a senior secured revolving credit facility (as amended, the “SPV Credit Facility”). The lenders of the SPV Credit Facility have a first lien security interest in substantially all of the assets of the SPV (see Note 5, Borrowings). Accordingly, such assets are not available to creditors of the Company.
(5)	Denotes that all or a portion of the assets are owned by the Company. The Company has entered into a senior secured revolving credit facility (as amended, the “Credit Facility”). The lender of the Credit Facility has a first lien security interest in substantially all of the portfolio investments held by the Company (see Note 5, Borrowings). Accordingly, such assets are not available to creditors of the SPV.
(6)	Amortized cost represents original cost, including origination fees, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.
(7)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 2, Significant Accounting Policies, and Note 3, Fair Value Measurements), pursuant to the Company’s valuation policy.
(8)	The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(9)	In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders as follows: Dimensional Dental Management, LLC (4.54%), International Medical Group, Inc. (4.64%), Product Quest Manufacturing LLC (3.54%), PSI Services LLC (4.40%) and Reliant Pro Rehab, LLC (nil). Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.
(10)	Loan was on non-accrual status as of December 31, 2016.
(11)	As of December 31, 2016, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First Lien Debt – unfunded delayed draw and revolving term loans commitments
Captive Resources Midco, LLC	Revolver	0.50%	$268	$—
Captive Resources Midco, LLC	Delayed Draw	1.25%	446	(1)
CIBT Holdings, Inc.	Delayed Draw	1.00%	778	—
Dimensional Dental Management, LLC	Delayed Draw	1.00%	350	(6)
Direct Travel, Inc.	Delayed Draw	1.00%	1,073	(3)
Ministry Brands, LLC	Delayed Draw	1.00%	1,292	(1)
National Technical Systems, Inc.	Revolver	0.50%	469	(23)
National Technical Systems, Inc.	Delayed Draw	1.00%	1,031	(38)
OnCourse Learning Corporation	Revolver	0.50%	95	—
PT Intermediate Holdings III, LLC (Parts Town)	Revolver	0.50%	225	2
Superior Health Linens, LLC	Revolver	0.50%	282	(2)
Vetcor Professional Practices, LLC	Delayed Draw	1.00%	582	3
Winchester Electronics Corporation	Delayed Draw	1.00%	417	1

Total unfunded commitments			$7,308	$(68)

(12)	As of December 31, 2016, this LIBOR loan was indexed to the 30-day LIBOR rate at 0.77%.

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2016

(dollar amounts in thousands)

As of December 31, 2016, investments—non-controlled/non-affiliated, at fair value consisted of the following:

Type—% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$280,541	$275,766	96.36%
Second Lien Debt	10,467	10,415	3.64

Total	$291,008	$286,181	100.00%

Type—% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
Floating Rate	$288,558	$283,609	99.10%
Fixed Rate	2,450	2,572	0.90

Total	$291,008	$286,181	100.00%

The industrial composition of investments—non-controlled/non-affiliated at fair value as of December 31, 2016 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$12,378	$12,136	4.24%
Automotive	13,670	13,771	4.81
Banking, Finance, Insurance & Real Estate	25,467	25,699	8.98
Business Services	31,767	28,635	10.00
Capital Equipment	11,124	11,234	3.93
Chemicals, Plastics & Rubber	12,977	13,057	4.57
Construction & Building	4,250	4,292	1.50
Consumer Services	15,627	15,948	5.57
Containers, Packaging & Glass	16,228	15,702	5.49
Durable Consumer Goods	12,293	12,407	4.34
Energy: Electricity	7,234	7,240	2.53
Energy: Oil & Gas	3,116	3,055	1.07
Environmental Industries	6,129	6,029	2.11
Forest Products & Paper	3,958	3,987	1.39
Healthcare & Pharmaceuticals	21,972	22,178	7.75
High Tech Industries	24,053	24,177	8.45
Hotel, Gaming & Leisure	4,890	4,782	1.67
Media: Advertising, Printing & Publishing	11,891	11,986	4.19
Metals & Mining	3,410	3,419	1.19
Non-durable Consumer Goods	9,366	8,217	2.87
Retail	4,750	4,729	1.65
Software	1,235	1,252	0.44
Telecommunications	16,276	16,292	5.69
Transportation: Cargo	6,609	6,590	2.30
Transportation: Consumer	4,177	4,211	1.47
Wholesale	6,161	5,156	1.80

Total	$291,008	$286,181	100.00%

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2016

(dollar amounts in thousands)

The geographical composition of investments—non-controlled/non-affiliated at fair value as of December 31, 2016 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
United Kingdom	$5,919	$5,871	2.05%
United States	285,089	280,310	97.95%

Total	$291,008	$286,181	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2015

(dollar amounts in thousands)

Investments—non-controlled/non- affiliated (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (90.62%)
Access CIG, LLC (2) (3) (5)	Business Services	L + 5.00% (1.00% Floor)	10/17/2021	$6,141	$6,095	$6,064	4.61%
AF Borrower LLC (Accuvant) (2) (3) (4)	High Tech Industries	L + 5.25% (1.00% Floor)	1/28/2022	4,069	4,014	3,957	3.01
Alpha Packaging Holdings, Inc. (2) (3) (4)	Containers, Packaging & Glass	L + 4.25% (1.00% Floor)	5/12/2020	3,803	3,800	3,727	2.83
Anaren, Inc. (2) (3) (4)	Telecommunications	L + 4.50% (1.00% Floor)	2/18/2021	3,203	3,178	3,138	2.39
APX Group, Inc. (5) (8)	Consumer Services	6.38%	12/1/2019	2,500	2,437	2,394	1.82
Aquilex LLC (2) (3) (4) (12)	Environmental Industries	L + 4.00% (1.00% Floor)	12/31/2020	3,430	3,426	3,328	2.53
Audax AAMP Holdings, Inc. (2) (3) (4)	Durable Consumer Goods	L + 5.50% (1.00% Floor)	6/24/2017	2,699	2,682	2,665	2.03
Blue Bird Body Company (2) (3) (4) (8)	Transportation: Consumer	L + 5.50% (1.00% Floor)	6/26/2020	3,164	3,037	3,120	2.37
Brooks Equipment Company, LLC (2) (3) (4)	Construction & Building	L + 5.35% (1.00% Floor)	8/29/2020	1,802	1,790	1,774	1.35
Capstone Logistics Acquisition, Inc. (2) (3) (4) (12)	Transportation: Cargo	L + 4.50% (1.00% Floor)	10/7/2021	4,938	4,896	4,783	3.64
Captive Resources Midco LLC (2) (3) (4) (11)	Banking, Finance, Insurance & Real Estate	L + 5.75% (1.00% Floor)	6/30/2020	4,193	4,127	4,128	3.14
Castle Management Borrower LLC (Highgate Hotels L.P.) (2) (3) (4)	Hotel, Gaming & Leisure	L + 4.50% (1.00% Floor)	9/18/2020	2,470	2,452	2,384	1.81
Central Security Group, Inc. (2) (3) (4)	Consumer Services	L + 5.25% (1.00% Floor)	10/6/2020	4,950	4,889	4,777	3.63
Colony Hardware Corporation (2) (3) (5)	Construction & Building	L + 6.00% (1.00% Floor)	10/23/2021	2,000	1,968	1,979	1.50
CRCI Holdings, Inc. (CLEAResult Consulting, Inc.) (2) (3) (4) (12)	Utilities: Electric	L + 4.25% (1.00% Floor)	7/10/2019	1,970	1,964	1,901	1.44
Dent Wizard International Corporation (2) (3) (4)	Automotive	L + 4.75% (1.00% Floor)	4/7/2020	3,651	3,631	3,549	2.70
Emerging Markets Communications, LLC (2) (3) (4)	Telecommunications	L + 5.75% (1.00% Floor)	7/1/2021	1,990	1,803	1,876	1.43
EP Minerals, LLC (2) (3) (4)	Metals & Mining	L + 4.50% (1.00% Floor)	8/20/2020	3,456	3,443	3,389	2.58
FCX Holdings Corp. (2) (3) (4) (12)	Capital Equipment	L + 4.50% (1.00% Floor)	8/4/2020	3,743	3,741	3,674	2.79
Genex Holdings, Inc. (2) (3) (4) (12)	Banking, Finance, Insurance & Real Estate	L + 4.25% (1.00% Floor)	5/30/2021	2,652	2,641	2,602	1.98
Green Energy Partners/Stonewall LLC (2) (3) (5)	Energy: Electricity	L + 5.50% (1.00% Floor)	11/13/2021	3,400	3,370	3,350	2.54
Hummel Station LLC (2) (3) (5) (12)	Energy: Electricity	L + 6.00% (1.00% Floor)	10/27/2022	4,000	3,843	3,915	2.98
Indra Holdings Corp. (Totes Isotoner) (2) (3) (5)	Non-durable Consumer Goods	L + 4.25% (1.00% Floor)	5/1/2021	4,762	4,724	4,606	3.50
International Medical Group, Inc. (2) (3) (5) (9)	Banking, Finance, Insurance & Real Estate	L + 4.75% (1.00% Floor)	10/30/2020	5,000	4,903	5,046	3.84
Integro Parent Inc (2) (3) (4) (12)	Banking, Finance, Insurance & Real Estate	L + 5.75% (1.00% Floor)	10/30/2022	5,000	4,815	4,839	3.68
InterWrap Corp. (Canada) (2) (3) (4) (8)	Construction & Building	L + 4.25% (1.00% Floor)	11/1/2018	1,910	1,900	1,877	1.43
Jackson Hewitt Inc. (2) (3) (4)	Retail	L + 7.00% (1.00% Floor)	7/30/2020	2,200	2,159	2,170	1.65
Language Line, LLC (2) (3) (4) (12)	Telecommunications	L + 5.50% (1.00% Floor)	7/7/2021	4,779	4,735	4,739	3.60
Ministry Brands, LLC (2) (3) (10) (11)	High Tech Industries	L + 7.00% (1.00% Floor)	11/20/2021	3,742	3,703	3,607	2.74
Ministry Brands, LLC (2) (3) (9) (11)	High Tech Industries	L + 7.00% (1.00% Floor)	11/20/2021	919	905	915	0.70
MSX International, Inc. (2) (3) (4)	Automotive	L + 5.00% (1.00% Floor)	8/21/2020	2,085	2,069	2,023	1.54
National Technical Systems, Inc. (2) (3) (11)	Aerospace & Defense	L + 6.00% (1.00% Floor)	6/12/2021	5,985	5,909	5,751	4.37
NES Global Talent Finance US LLC (United Kingdom) (2) (3) (4) (8)	Energy: Oil & Gas	L + 5.50% (1.00% Floor)	10/3/2019	3,325	3,280	3,172	2.41

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2015

(dollar amounts in thousands)

Investments—non-controlled/non- affiliated (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (90.62%) (continued)
Paradigm Acquisition Corp. (2) (3) (5)	Business Services	L + 5.00% (1.00% Floor)	6/2/2022	$4,378	$4,316	$4,285	3.26%
Pelican Products, Inc. (2) (3) (4)	Containers, Packaging & Glass	L + 4.25% (1.00% Floor)	4/11/2020	2,990	2,979	2,848	2.16
Phillips-Medisize Corporation (2) (3) (4)	Chemicals, Plastics & Rubber	L + 3.75% (1.00% Floor)	6/16/2021	2,463	2,442	2,392	1.82
Plano Molding Company, LLC (2) (3) (5)	Hotel, Gaming & Leisure	L + 6.00% (1.00% Floor)	5/12/2021	4,378	4,340	4,240	3.22
Product Quest Manufacturing LLC (2) (3) (4) (9)	Containers, Packaging & Glass	L + 5.75% (1.00% Floor)	9/9/2020	5,000	4,907	4,966	3.78
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2) (3) (5)	Wholesale	L + 4.50% (1.00% Floor)	1/28/2020	4,315	4,286	3,850	2.93
PSC Industrial Holdings Corp. (2) (3) (4)	Environmental Industries	L + 4.75% (1.00% Floor)	12/5/2020	2,970	2,945	2,906	2.21
PSI Services LLC (2) (3) (4) (9)	Business Services	L + 7.00% (1.00% Floor)	2/27/2021	4,600	4,482	4,691	3.57
RCHP, Inc. (Regionalcare) (2) (3) (4)	Healthcare & Pharmaceuticals	L + 5.00% (1.00% Floor)	4/23/2019	6,537	6,489	6,406	4.87
SolAero Technologies Corp. (2) (3) (4) (12)	Telecommunications	L + 4.75% (1.00% Floor)	12/10/2020	3,609	3,582	3,504	2.66
SolAero Technologies Corp. (2) (3) (5) (12)	Telecommunications	L + 5.25% (1.00% Floor)	12/10/2020	3,002	2,976	2,931	2.23
Synarc -Biocore Holdings, LLC (2) (3) (4)	Healthcare & Pharmaceuticals	L + 4.50% (1.00% Floor)	3/10/2021	4,421	4,387	4,200	3.19
Systems Maintenance Services Holding, Inc. (2) (3) (4)	High Tech Industries	L + 4.00% (1.00% Floor)	10/18/2019	3,197	3,189	3,142	2.39
TASC, Inc. (2) (3) (4) (8)	Aerospace & Defense	L + 6.00% (1.00% Floor)	5/23/2020	4,588	4,428	4,479	3.41
Teaching Strategies, LLC (2) (3) (4) (12)	Media: Advertising, Printing & Publishing	L + 5.50% (0.50% Floor)	10/1/2019	4,681	4,665	4,645	3.53
The Hygenic Corporation (Performance Health) (2) (3) (4) (12)	Non-durable Consumer Goods	L + 5.00% (1.00% Floor)	10/11/2020	3,980	3,930	3,842	2.92
The SI Organization, Inc (2) (3) (4)	Aerospace & Defense	L + 4.75% (1.00% Floor)	11/23/2019	4,389	4,358	4,362	3.32
The Topps Company, Inc. (2) (3) (4)	Non-durable Consumer Goods	L + 6.00% (1.25% Floor)	10/2/2018	3,988	3,964	3,988	3.03
Transilwrap Company, Inc. (2) (3) (4) (12)	Chemicals, Plastics & Rubber	L + 4.00% (1.00% Floor)	11/22/2019	4,879	4,872	4,783	3.64
TwentyEighty, Inc. (fka Miller Heiman, Inc.) (2) (3) (4)	Business Services	L + 5.75% (1.00% Floor)	9/30/2019	6,562	6,497	5,810	4.42
U.S. Farathane, LLC (2) (3) (4)	Automotive	L + 5.75% (1.00% Floor)	12/23/2021	3,183	3,126	3,135	2.38
Vetcor Professional Practices LLC (2) (3) (4) (11)	Consumer Services	L + 6.00% (1.00% Floor)	4/20/2021	2,111	2,092	2,101	1.60
Violin Finco S.A.R.L. (Alexander Mann Solutions) (United Kingdom) (2) (3) (4) (8)	Business Services	L + 4.75% (1.00% Floor)	12/20/2019	3,151	3,129	3,147	2.39
Vistage Worldwide, Inc. (2) (3) (4) (12)	Business Services	L + 5.50% (1.00% Floor)	8/19/2021	4,969	4,922	4,918	3.74
Vitera Healthcare Solutions LLC. (2) (3) (5)	Healthcare & Pharmaceuticals	L + 5.00% (1.00% Floor)	11/4/2020	3,303	3,279	3,187	2.42
W/S Packaging Group, Inc. (2) (3) (4)	Containers, Packaging & Glass	L + 4.00% (1.00% Floor)	8/9/2019	4,091	4,080	3,996	3.04
Watchfire Enterprises, Inc (2) (3) (4)	Media: Advertising, Printing & Publishing	L + 4.00% (1.00% Floor)	10/2/2020	3,421	3,412	3,348	2.55
Zest Holdings, LLC (2) (3) (4)	Durable Consumer Goods	L + 4.00% (1.00% Floor)	8/16/2020	4,091	4,091	4,050	3.08

First Lien Debt Total					$224,494	$221,371	168.32%

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2015

(dollar amounts in thousands)

Investments—non-controlled/non- affiliated (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
Second Lien Debt (9.38%)
AF Borrower LLC (Accuvant) (2) (3) (5)	High Tech Industries	L + 9.00% (1.00% Floor)	1/30/2023	$2,000	$1,982	$1,917	1.46%
Allied Security Holdings LLC. (2) (3) (5)	Business Services	L + 7.00% (1.00% Floor)	8/13/2021	2,000	1,987	1,865	1.42
AmeriLife Group, LLC (2) (3) (5)	Banking, Finance, Insurance & Real Estate	L + 8.75% (1.00% Floor)	1/10/2023	2,000	1,962	1,960	1.49
Argon Medical Devices Inc. (2) (3) (4)	Healthcare & Pharmaceuticals	L + 9.50% (1.00% Floor)	6/23/2022	1,000	971	973	0.74
Berlin Packaging L.L.C (2) (3) (5) (12)	Containers, Packaging & Glass	L + 6.75% (1.00% Floor)	10/1/2022	1,800	1,788	1,701	1.29
Charter NEX US Holdings Inc. (2) (3) (5)	Chemicals, Plastics & Rubber	L + 8.25% (1.00% Floor)	2/5/2023	2,000	1,973	1,892	1.44
Creganna Finance (US) LLC (Ireland) (2) (3) (5) (8)	Healthcare & Pharmaceuticals	L + 8.00% (1.00% Floor)	6/1/2022	2,100	2,082	2,066	1.57
DiversiTech Corporation (2) (3) (5)	Capital Equipment	L + 8.00% (1.00% Floor)	11/19/2022	1,600	1,580	1,549	1.18
Genex Holdings, Inc. (2) (3) (4)	Banking, Finance, Insurance & Real Estate	L + 7.75% (1.00% Floor)	5/30/2022	1,000	988	925	0.70
Genoa, a QoL Healthcare Company, LLC (2) (3) (5)	Retail	L + 7.75% (1.00% Floor)	4/28/2023	2,100	2,080	2,020	1.54
Jazz Acquisition, Inc. (Wencor) (2) (3) (5)	Aerospace & Defense	L + 6.75% (1.00% Floor)	6/19/2022	800	796	688	0.52
MRI Software LLC (2) (3) (4) (12)	Software	L + 8.00% (1.00% Floor)	6/23/2022	1,250	1,233	1,210	0.92
Phillips-Medisize Corporation (2) (3) (5)	Chemicals, Plastics & Rubber	L + 7.25% (1.00% Floor)	6/16/2022	1,500	1,488	1,410	1.07
Prime Security Services Borrower, LLC (Protection One Inc.) (2) (3) (5)	Consumer Services	L + 8.75% (1.00% Floor)	7/1/2022	1,300	1,282	1,217	0.93
TASC, Inc. (4) (8)	Aerospace & Defense	12.00%	5/21/2021	1,500	1,473	1,519	1.15

Second Lien Debt Total					$23,665	$22,912	17.42%

Total Investments—non-controlled/non-affiliated					$248,159	$244,283	185.74%

(1)	Unless otherwise indicated, issuers of debt investments held by NFIC are domiciled in the United States. Under the Investment Company Act the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2015, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2015, the Company is not an “affiliated person” of any of these portfolio companies.
(2)	Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has provided the interest rate in effect as of December 31, 2015. As of December 31, 2015, all of our LIBOR loans were indexed to the 90-day LIBOR rate at 0.61%, except for those loans as indicated in Note 12 below.
(3)	Loan includes interest rate floor feature.
(4)	Denotes that all or a portion of the assets are owned by the SPV. The SPV has entered into the SPV Credit Facility. The lenders of the SPV Credit Facility have a first lien security interest in substantially all of the assets of the SPV (see Note 5, Borrowings). Accordingly, such assets are not available to creditors of the Company.
(5)	Denotes that all or a portion of the assets are owned by the Company. The Company has entered into the Credit Facility. The lender of the Credit Facility has a first lien security interest in substantially all of the portfolio investments held by the Company (see Note 5, Borrowings). Accordingly, such assets are not available to creditors of the SPV.
(6)	Amortized cost represents original cost, including origination fees, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.
(7)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 2, Significant Accounting Policies, and Note 3, Fair Value Measurements), pursuant to the Company’s valuation policy.
(8)	The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

As of December 31, 2015

(dollar amounts in thousands)

(9)	In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders. Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.
(10)	The Company receives less than the stated interest rate of this loan as a result of an agreement among lenders. Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/first out loan, which has first priority ahead of the first lien/last out loan with respect to principal, interest and other payments.
(11)	As of December 31, 2015, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non controlled/non-affiliated	Type	Unused Fee	Par/Principal Amount	Fair Value
First Lien Debt—unfunded delayed draw and revolving term loans commitments
Captive Resources Midco, LLC	Revolver	0.50%	$268	$(4)
Captive Resources Midco, LLC	Delayed Draw	1.25%	446	(6)
Ministry Brands, LLC (First Lien/First Out)	Delayed Draw	1.00%	258	(9)
Ministry Brands, LLC (First Lien/Last Out)	Delayed Draw	1.00%	81	—
National Technical Systems, Inc.	Revolver	0.50%	469	(18)
National Technical Systems, Inc.	Delayed Draw	1.00%	1,031	(32)
Vetcor Professional Practices LLC	Delayed Draw	1.00%	281	(1)

Total unfunded commitments			$2,834	$(70)

(12)	As of December 31, 2015, this LIBOR loan was indexed to the 30-day LIBOR rate at 0.43%.

As of December 31, 2015, investments—non-controlled/non-affiliated, at fair value consisted of the following:

Type % of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$224,494	$221,371	90.62%
Second Lien Debt	23,665	22,912	9.38

Total	$248,159	$244,283	100.00%

Type % of Fair Value	Amortized Cost	Fair Value	% of Fair Value
Floating Rate	$244,249	$240,370	98.40%
Fixed Rate	3,910	3,913	1.60

Total	$248,159	$244,283	100.00%

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

As of December 31, 2016

(dollar amounts in thousands, except per share data)

1. ORGANIZATION

NF Investment Corp. (together with its consolidated subsidiaries, “we,” “us,” “our,” “NFIC” or the “Company”) is a Maryland corporation formed on November 1, 2012, and structured as an externally managed, non-diversified closed-end investment company. The Company is managed by its investment adviser, Carlyle GMS Investment Management L.L.C. (“CGMSIM” or “Investment Adviser”), a wholly owned subsidiary of The Carlyle Group L.P. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In addition, the Company has elected to be treated, and intends to continue to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”).

The Company’s investment objective is to generate current income and capital appreciation primarily through debt investments in U.S. middle market companies, which the Company defines as companies with approximately $10 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which the Company believes is a useful proxy for cash flow. The Company seeks to achieve its investment objective primarily through direct originations of secured debt, including first lien senior secured loans (which may include stand-alone first lien loans, first lien/last out loans and “unitranche” loans) and second lien senior secured loans (collectively, “Middle Market Senior Loans”), subject to, in the case of second lien senior secured loans, a limit of 10% of the Company’s total assets. The Middle Market Senior Loans are generally made to private U.S. middle market companies that are, in many cases, controlled by private equity firms. In addition, the Company may invest up to 10% of its total assets in high yield securities whose risk profile, as determined at the sole discretion of the Investment Adviser, is similar to or better than the risk profile of Middle Market Senior Loans. The Company expects that the composition of its portfolio will change over time given the Investment Adviser’s view on, among other things, the economic and credit environment (including with respect to interest rates) in which the Company is operating.

On August 6, 2013, the Company completed its initial closing of capital commitments (the “Initial Closing”) and subsequently commenced substantial investment operations.

NFIC is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. NFIC expects to remain an emerging growth company because it does not intend to pursue an initial public offering.

The Company is externally managed by the Investment Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended. Carlyle GMS Finance Administration L.L.C. (the “Administrator”) provides the administrative services necessary for the Company to operate. Both the Investment Adviser and the Administrator are wholly owned subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of The Carlyle Group L.P. “Carlyle” refers to The Carlyle Group L.P. and its affiliates and its consolidated subsidiaries (other than portfolio companies of its affiliated funds), a global alternative asset manager publicly traded on NASDAQ Global Select Market under the symbol “CG”. Refer to the sec.gov website for further information on Carlyle.

NFIC SPV LLC (the “SPV”) is a Delaware limited liability company that was formed on June 18, 2013. The SPV invests in first and second lien senior secured loans. The SPV is a wholly owned subsidiary of the Company and is consolidated in these consolidated financial statements commencing from the date of its formation.

Upon the earlier of August 6, 2018 and the completion of an initial public offering by TCG BDC, Inc. (f/k/a Carlyle GMS Finance, Inc.) (“TCG BDC”) (a BDC managed by the Investment Adviser) that results in an unaffiliated public float of at least 15% of its aggregate capital commitments (a “Qualified IPO”), the Board of Directors (subject to any necessary stockholder approvals and applicable requirements of the Investment Company Act) will use its best efforts to wind down and/or liquidate and dissolve the Company. These efforts may include cash tender offers from time to time as proceeds become available. Refer to sec.gov website for further information on TCG BDC.

As a BDC, the Company is required to comply with certain regulatory requirements. As part of these requirements, the Company must not acquire any assets other than “qualifying assets” specified in the Investment Company Act unless, at the time the acquisition is made, at least 70% of its total assets are qualifying assets (with certain limited exceptions).

To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and timely distribute to its stockholders generally at least 90% of its investment company taxable income, as defined by the Code, for each year. Pursuant to this election, the Company generally does not have to pay corporate level taxes on any income that it distributes to stockholders, provided that the Company satisfies those requirements.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“US GAAP”). The Company is an investment company for the purposes of accounting and financial reporting in accordance with Accounting Standards Update (“ASU”) 2013-08, Financial Services—Investment Companies (“ASU 2013-08”): Amendments to the Scope, Measurement and Disclosure Requirements. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the SPV. All significant intercompany balances and transactions have been eliminated. US GAAP for an investment company requires investments to be recorded at fair value. The carrying value for all other assets and liabilities approximates their fair value.

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

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of December 31, 2016 and 2015 and for the years then ended, no loans in the portfolio contained PIK provisions.

Other Income

Other income may include income such as consent, waiver, amendment, syndication and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Consolidated Statements of Assets and Liabilities.

Non-Accrual Income

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of

December 31, 2016, the fair value of the loan in the portfolio on non-accrual status was $2,621, which represents approximately 0.9% of total investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments as of December 31, 2016 and for the year then ended. As of December 31, 2015, no loans in the portfolio were on non-accrual status.

SPV Credit Facility and Credit Facility Related Costs, Expenses and Deferred Financing Costs (See Note 5, Borrowings)

Interest expense and unused commitment fees on the SPV Credit Facility and Credit Facility are recorded on an accrual basis. Unused commitment fees are included in credit facility fees in the accompanying Consolidated Statements of Operations.

The SPV Credit Facility and Credit Facility are recorded at carrying value, which approximates fair value.

Deferred financing costs include capitalized expenses related to the closing or amendments of the SPV Credit Facility and Credit Facility. Amortization of deferred financing costs for each credit facility is computed on the straight-line basis over the respective term of each credit facility, except for a portion that was accelerated in connection with the amendment of the SPV Credit Facility as described in Note 5. The unamortized balance of such costs is included in deferred financing costs in the accompanying Consolidated Statements of Assets and Liabilities. The amortization of such costs is included in credit facility fees in the accompanying Consolidated Statements of Operations.

Organization and Offering Costs

The Company agreed to reimburse the Investment Adviser for initial organization and offering costs incurred on behalf of the Company up to $750. As of December 31, 2016 and 2015, $663 of organization and offering costs had been incurred by the Company since inception. The $663 of incurred organization and offering costs are allocated to all stockholders based on their respective capital commitment and are re-allocated amongst all stockholders at the time of each capital drawdown subsequent to the Initial Closing. The Company’s organization costs incurred are expensed and the offering costs are charged against equity when incurred.

Income Taxes

For federal income tax purposes, the Company has elected to be treated as a RIC under the Code, and intends to make the required distributions to its stockholders as specified therein. In order to qualify as a RIC, the Company must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay income taxes only on the portion of its taxable income and gains it does not distribute.

The minimum distribution requirements applicable to RICs require the Company to distribute to its stockholders at least 90% of its investment company taxable income (“ICTI”), as defined by the Code, each year. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year distributions into the next tax year. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.

In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. The Company intends to make sufficient distributions each taxable year to satisfy the excise distribution requirements.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense.

The SPV is a disregarded entity for tax purposes and is consolidated with the tax return of the Company.

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

Recent Accounting Standards Updates

On April 7, 2015, the Financial Accounting Standards Board issued ASU 2015-3, Interest—Imputation of Interest (Subtopic 835-30)—Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-3”). ASU 2015-3 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and premiums. This guidance was effective for the Company on January 1, 2016 and the ASU requires the guidance to be applied on a retrospective basis. The Company adopted the new accounting guidance and it did not have a material impact on the Company’s consolidated financial statements upon adoption.

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

Securities/instruments that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser or the Company’s Board of Directors, does not represent fair value shall each be valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment and include comparable public market valuations, comparable precedent transaction valuations and/or discounted cash flow analyses. The process generally used to determine the applicable value is as follows: (i) the value of each portfolio company or investment is initially reviewed by the investment professionals responsible for such portfolio company or investment and, for non-traded investments, a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs is used to determine a preliminary value, which is also reviewed alongside consensus pricing, where available; (ii) preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of members of senior management; (iii) the Board of Directors engages a third-party valuation firm to provide positive assurance on portions of the Middle Market Senior Loans portfolio each quarter (such that each non-traded investment is reviewed by a third-party valuation firm at least once on a rolling twelve month basis) including a review of management’s preliminary valuation and conclusion on fair value; (iv) the Audit Committee of the Board of Directors (the “Audit Committee”) reviews the assessments of the Investment Adviser and the third-party valuation firm and provides the Board of Directors with any recommendations with respect to changes to the fair value of each investment in the portfolio; and (v) the Board of Directors discusses the valuation recommendations of the Audit Committee and determines the fair value of each investment in the portfolio in good faith based on the input of the Investment Adviser and, where applicable, the third-party valuation firm.

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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of December 31, 2016, 2015 and 2014.

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

Investments measured and reported at fair value are classified and disclosed based on the observability of inputs used in determination of fair values, as follows:

•	Level 1—inputs to the valuation methodology are quoted prices available in active markets for identical investments as of the reporting date. The types of financial instruments in Level 1 generally include unrestricted securities, including equities and derivatives, listed in active markets. The Company does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

•	Level 2—inputs to the valuation methodology are either directly or indirectly observable as of the reporting date and are those other than quoted prices in active markets. The type of financial instruments in this category generally includes less liquid and restricted securities listed in active markets, securities traded in other than active markets, government and agency securities, and certain over-the-counter derivatives where the fair value is based on observable inputs.

•	Level 3—inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are in this category generally include investments in privately-held entities, CLOs, and certain over-the-counter derivatives where the fair value is based on unobservable inputs.

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

Transfers between levels, if any, are recognized at the beginning of the year in which the transfers occur. For the years ended December 31, 2016 and 2015, there were no transfers between levels.

The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of December 31, 2016 and 2015:

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$2,572	$273,194	$275,766
Second Lien Debt	—	—	10,415	10,415

Total	$—	$2,572	$283,609	$286,181

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$2,394	$218,977	$221,371
Second Lien Debt	—	—	22,912	22,912

Total	$—	$2,394	$241,889	$244,283

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets For the year ended December 31, 2016
	First Lien Debt	Second Lien Debt	Total
Balance, beginning of year	$218,977	$22,912	$241,889
Purchases	107,753	490	108,243
Sales	(4,013)	(2,806)	(6,819)
Paydowns	(48,842)	(11,021)	(59,863)
Realized gains (losses)	45	5	50
Accretion of discount	1,091	134	1,225
Net change in unrealized appreciation (depreciation)	(1,817)	701	(1,116)

Balance, end of year	$273,194	$10,415	$283,609

Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of December 31, 2016 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statements of Operations	$(2,367)	$347	$(2,020)

	Financial Assets For the year ended December 31, 2015
	First Lien Debt	Second Lien Debt	Total
Balance, beginning of year	$167,354	$12,328	$179,682
Purchases	95,225	11,077	106,302
Paydowns	(42,262)	—	(42,262)
Realized gains (losses)	53	—	53
Accretion of discount	644	17	661
Net change in unrealized appreciation (depreciation)	(2,037)	(510)	(2,547)

Balance, end of year	$218,977	$22,912	$241,889

Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of December 31, 2015 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statements of Operations	$(2,206)	$(510)	$(2,716)

The Company generally uses the following framework when determining the fair value of investments that are categorized as Level 3:

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

The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of December 31, 2016 and 2015:

	Fair Value as of December 31, 2016	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$233,006	Discounted Cash Flow	Discount Rate	4.50%	16.33%	6.96%
	40,188	Consensus Pricing	Indicative Quotes	40.75%	106.36%	96.10%

Total First Lien Debt	$273,194

Investments in Second Lien Debt	$7,172	Discounted Cash Flow	Discount Rate	8.56%	11.05%	9.60%
	3,243	Consensus Pricing	Indicative Quotes	83.17%	100.88%	96.70%

Total Second Lien Debt	$10,415

Total Debt	$283,609

Total Level 3 Investments	$283,609

	Fair Value as of December 31, 2015			Range
		Valuation Techniques	Significant Unobservable Inputs	Low	High	Weighted Average
Investments in First Lien Debt	$164,534	Discounted Cash Flow	Discount Rate	5.09%	13.37%	7.67%
	54,443	Consensus Pricing	Indicative Quotes	96.50%	99.38%	98.07%

Total First Lien Debt	$218,977

Investments in Second Lien Debt	$14,350	Discounted Cash Flow	Discount Rate	9.37%	11.99%	10.56%
	8,562	Consensus Pricing	Indicative Quotes	93.25%	101.25%	96.28%

Total Second Lien Debt	$22,912

Total Debt	$241,889

Total Level 3 Investments	$241,889

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

Financial instruments disclosed but not carried at fair value

The following table presents the carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$130,427	$130,427	$118,194	$118,194

Total	$130,427	$130,427	$118,194	$118,194

The carrying values of the secured borrowings approximate their respective fair values and are categorized as Level 3 within the hierarchy. Secured borrowings are valued generally using discounted cash flow analysis.

The significant unobservable inputs used in the fair value measurement of the Company’s secured borrowings are discount rates. Significant increases in discount rates would result in a significantly lower fair value measurement.

The carrying value of other financial assets and liabilities approximates their fair value based on the short term nature of these items.

4. RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

On July 10, 2013, the Company’s Board of Directors, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the Investment Company Act (the “Independent Directors”), approved an investment advisory agreement (the “Investment Advisory Agreement”) between the Company and the Investment Adviser in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, Section 15(c) of the Investment Company Act. The initial term of the Investment Advisory Agreement is two years from July 10, 2013 and, unless terminated earlier, the Investment Advisory Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the vote of the Board of Directors and by the vote of a majority of the Independent Directors. On March 20, 2017, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the Investment Advisory Agreement for a one year period. The Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party. Subject to the overall supervision of the Board of Directors, the Investment Adviser provides investment advisory services to the Company. For providing these services, the Investment Adviser receives management fees from the Company.

The management fee is calculated and payable quarterly in arrears at an annual rate of 0.25% of the average value of the gross assets of the Company at the end of the two most recently completed fiscal quarters, excluding any cash and cash equivalents and including assets acquired with leverage from use of the SPV Credit Facility and Credit Facility (see Note 5, Borrowings). For purposes of this calculation, cash and cash equivalents include any temporary investments in cash-equivalents, U.S. government securities and other high quality investment grade debt investments that mature in 12 months or less from the date of investment. The management fee for any partial quarter is prorated.

For the years ended December 31, 2016, 2015 and 2014, management fees were $677, $547, and $268 respectively, which were included in management fees in the accompanying Consolidated Statements of Operations.

As of December 31, 2016 and 2015, $180 and $151, respectively, was included in management fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

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

The initial term of the Administration Agreement is two years from July 10, 2013 and, unless terminated earlier, the Administration Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by a majority vote of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. On March 20, 2017, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the Administration Agreement for a one year period. The Administration Agreement may not be assigned by a party without the consent of the other party and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party.

For the years ended December 31, 2016, 2015 and 2014, the Company incurred $185, $182 and $155, respectively, in fees under the Administrative Agreement, which were included in administrative service fees in the accompanying Consolidated Statements of Operations. As of December 31, 2016 and 2015, $34 and $35, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

Sub-Administration Agreements

On July 10, 2013, the Administrator entered into sub-administration agreements with Carlyle Employee Co. and CELF Advisors LLP (“CELF”) (the “Carlyle Sub-Administration Agreements”). Pursuant to the Carlyle Sub-Administration Agreements, Carlyle Employee Co. and CELF provide the Administrator with access to personnel.

On July 10, 2013, the Administrator entered into a sub-administration agreement with State Street Bank and Trust Company (“State Street” and, such agreement, the “State Street Sub-Administration Agreement” and, together with the Carlyle Sub-Administration Agreements, the “Sub-Administration Agreements”). On March 11, 2015, the Company’s Board of Directors, including a majority of the Independent Directors, approved an amendment to the State Street Sub-Administration Agreement. The initial term of the State Street Sub-Administration Agreement ends on April 1, 2017 and, unless terminated earlier, the State Street Sub-Administration Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by the vote of a majority of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. The State Street Sub-Administration Agreement may be terminated upon at least 60 days’ written notice and without penalty by the vote of a majority of the outstanding securities of the Company, or by the vote of the Board of Directors or by either party to the State Street Sub-Administration Agreement.

For the years ended December 31, 2016, 2015 and 2014, fees incurred in connection with the State Street Sub-Administration Agreement, which amounted to $241, $201 and $86, respectively, were included in other general and administrative in the accompanying Consolidated Statements of Operations. As of December 31, 2016 and 2015, $60 was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.

Placement Fees

On July 10, 2013, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee to TCG for TCG’s services.

For the years ended December 31, 2016, 2015 and 2014, TCG did not earn or receive any placement fees from the Company’s stockholders in connection with the issuance or sale of the Company’s common stock.

Board of Directors

The Company’s Board of Directors currently consists of five members, three of whom are Independent Directors. The Board of Directors has established an Audit Committee consisting of its Independent, and may establish additional committees in the future . For the years ended December 31, 2016, 2015 and 2014, the Company incurred $138, $243 and $262, respectively, in fees and expenses associated with its Independent Directors and Audit Committee. As of December 31, 2016 and 2015, $0 was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities. As of December 31, 2016 and 2015, current directors had no capital commitments to the Company.

5. BORROWINGS

In accordance with the Investment Company Act, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of December 31, 2016 and 2015, asset coverage was 219.26% and 211.27%, respectively. During the years ended December 31, 2016, 2015 and 2014, there were secured borrowings of $45,449, $112,200 and $67,000, respectively, under the SPV Credit Facility and Credit Facility and repayments of $33,216, $74,909, and $11,603, respectively, under the SPV Credit Facility and Credit Facility. As of December 31, 2016, 2015 and 2014, there was $130,427, $118,194 and $80,903 respectively, in secured borrowings outstanding.

SPV Credit Facility

The SPV closed on September 12, 2013 on the SPV Credit Facility, which was subsequently amended on July 25, 2014 and further amended on November 13, 2015 (the “Second Amendment”). Advances under the SPV Credit Facility first became available once the SPV held at least $10,500 of minimum equity in its assets. The SPV Credit Facility provides for secured borrowings during the applicable revolving period up to an amount equal to the lesser of $120,000 (the borrowing base as calculated pursuant to the terms of the SPV Credit Facility) and the amount of net cash proceeds and unpledged capital commitments the Company has received, with an accordion feature that can, subject to certain conditions, increase the aggregate maximum credit commitment up to an amount not to exceed $262,500, subject to restrictions imposed on borrowings under the Investment Company Act and certain restrictions and conditions set forth in the SPV Credit Facility, including adequate collateral to support such borrowings. The SPV Credit Facility has a revolving period through the earlier of May 2, 2018 and the completion of a Qualified IPO by TCG BDC (with two one-year extension options, subject to the SPV’s and the lenders’ consent) and a maturity date of the earlier of May 2, 2021 or the completion of a Qualified IPO by TCG BDC (extendable in connection with an extension of the revolving period). Base rate borrowings under the SPV Credit Facility bear interest initially at the applicable commercial paper rate (if the lender is a conduit lender) or LIBOR (or, if applicable, a rate based on the prime rate or federal funds rate) plus 1.65% per year during the revolving period, with pre-determined future interest rate increases of 1.25%-2.15% over the three years following the end of the revolving period. The SPV is also required to pay an undrawn commitment fee of between 0.25% and 1.00% per year depending on the usage of the SPV Credit Facility. Payments under the SPV Credit Facility are made quarterly. The lenders have a first lien security interest on substantially all of the assets of the SPV.

As part of the SPV Credit Facility, the SPV is subject to limitations as to how borrowed funds may be used and the types of loans that are eligible to be acquired by the SPV including, but not limited to, restrictions on sector and geographic concentrations, loan size, payment frequency, tenor and minimum investment ratings (or estimated ratings). In addition, borrowed funds are intended to be used primarily to purchase first lien loan assets, and the SPV is limited in its ability to purchase certain other assets (including, but not limited to, second lien loans, covenant-lite loans, revolving and delayed draw loans and discount loans) and other assets are not permitted to be purchased (including, but not limited to paid-in-kind loans). The SPV Credit Facility has certain requirements relating to interest coverage, collateral quality and portfolio performance, including limitations on delinquencies and charge offs, certain violations of which could result in the immediate acceleration of the amounts due under the SPV Credit Facility. The SPV Credit Facility is also subject to a borrowing base that applies different advance rates to assets held by the SPV based generally on the fair market value of such assets. Under certain circumstances as set forth in the SPV Credit Facility, the Company could be obliged to repurchase loans from the SPV.

Related to the Second Amendment, which reduced the maximum commitments under the SPV Credit Facility, $167 of deferred financing costs (representing the prorated financing costs related to the reduction in commitments) were immediately expensed on November 13, 2015 in lieu of continuing to amortize over the term of the SPV Credit Facility.

As of December 31, 2016 and 2015, the SPV was in compliance with all covenants and other requirements of the SPV Credit Facility.

Credit Facility

The Company closed on March 27, 2014 on the Credit Facility, which was subsequently amended on August 22, 2014, December 12, 2014 and further amended on August 31, 2016. The maximum principal amount of the Credit Facility is $50,000, subject to availability under the Credit Facility, which is based on certain advance rates multiplied by the value of the Company’s portfolio investments net of certain other indebtedness that the Company may incur in accordance with the terms of the Credit Facility. Proceeds of the Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Credit Facility may be increased to $125,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Credit Facility includes a $10,000 limit for swingline loans and a $5,000 limit for letters of credit. The Company may borrow amounts in U.S. dollars, subject to the satisfaction of certain conditions, including certain collateral quality tests. The availability period under the Credit Facility will terminate on May 2, 2018 or earlier under certain conditions specified in the Credit Facility (the “Commitment Termination Date”) and the Credit Facility will mature on March 27, 2020 (the “Maturity Date”). During the period from the Commitment Termination Date to the Maturity Date, the Company will be obligated to make mandatory prepayments under the Credit Facility out of the proceeds of certain asset sales, other recovery events and equity and debt issuances. Amounts drawn under the Credit Facility, including amounts drawn in respect of letters of credit, will bear interest at either (a) LIBOR plus an applicable spread of (i) prior to the Commitment Termination Date, 2.25% and (ii) following the Commitment Termination Date, 2.50%, or (b) an “alternative base rate” (which is the highest of a prime rate, the federal funds effective rate plus 0.50%, or one month LIBOR plus 1.00%) plus an applicable spread of (i) prior to the Commitment Termination Date, 1.00% and (ii) following the Commitment Termination Date, 1.50%. The Company may elect either the LIBOR or the “alternative base rate” at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. The Company also pays a fee of 0. 50% on undrawn amounts under the Credit Facility and, in respect of each undrawn letter of credit, a fee and interest rate equal to the then-applicable margin under the Credit Facility while the letter of credit is outstanding.

Subject to certain exceptions, the Credit Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Company and the Company’s unfunded investor equity capital commitments (provided that the amount of unfunded capital commitments ultimately available to the lenders is limited to $34,000). The pledge of unfunded investor equity capital commitments was subject to release upon the earlier of (a) the date eligible investments held by the Company are equal to or greater than $62,500 and the Credit Facility’s borrowing base equity test is satisfied and (b) the date the borrower has received equity capital contributions in an amount equal to $34,000. Such eligible investments and shareholder equity thresholds have been satisfied as of December 31, 2016 and 2015. The Credit Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity, liquidity and interest coverage, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.

As of December 31, 2016 and 2015, the Company was in compliance with all covenants and other requirements of the Credit Facility.

Summary of Facilities

The facilities of the Company and the SPV consisted of the following as of December 31, 2016 and 2015:

	December 31, 2016
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$120,000	$90,427	$29,573	$7,004
Credit Facility	50,000	40,000	10,000	10,000

Total	$170,000	$130,427	$39,573	$17,004

	December 31, 2015
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$120,000	$87,194	$32,806	$2,753
Credit Facility	50,000	31,000	19,000	10,526

Total	$170,000	$118,194	$51,806	$13,279

(1)	The unused portion is the amount upon which commitment fees are based.
(2)	Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

As of December 31, 2016 and 2015, $552 and $417, respectively, of interest expense, $19 and $61, respectively, of unused commitment fees and $45 and $19, respectively, of other fees were included in interest and credit facility fees payable. For the years ended December 31, 2016, 2015 and 2014, the weighted average interest rate was 2.32%, 1.98% and 1.97%, respectively, and average principal debt outstanding was $119,673, $101,172 and $44,558, respectively. As of December 31, 2016, 2015 and 2014, the weighted average interest rate was 2.62%, 2.04%, and 2.00%, respectively, based on floating LIBOR rates.

For the years ended December 31, 2016, 2015 and 2014, the components of interest expense and credit facility fees were as follows:

	For the years ended December 31,
	2016	2015	2014
Interest expense	$2,822	$2,028	$890
Facility unused commitment fee	242	389	442
Amortization of deferred financing costs	451	531	764
Other fees	69	66	66

Total interest expense and credit facility fees	$3,584	$3,014	$2,162

Cash paid for interest expense	$2,683	$1,841	$700

6. COMMITMENTS AND CONTINGENCIES

A summary of significant contractual payment obligations was as follows as of December 31, 2016 and 2015:

	Secured Borrowings
Payment Due by Period	December 31, 2016	December 31, 2015
Less than 1 Year	$—	$—
1-3 Years	—	—
3-5 Years	130,427	31,000
More than 5 Years	—	87,194

Total	$130,427	$118,194

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of December 31, 2016 and 2015 for any such exposure.

As of December 31, 2016 and 2015, the Company had $190,077 in total capital commitments from stockholders, of which $28,541 and $53,540, respectively, was unfunded. As of December 31, 2016 and 2015, current directors had no capital commitments to the Company.

Upon the earlier of August 6, 2018 and the completion of a Qualified IPO by TCG BDC, investors will be released from any further obligation under their capital commitments to purchase additional shares of common stock, subject to certain exceptions contained in their investment subscription agreements.

The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Principal Amount as of
	December 31, 2016	December 31, 2015
Unfunded delayed draw commitments	$5,969	$2,097
Unfunded revolving term loan commitments	1,339	737

Total unfunded commitments	$7,308	$2,834

7. NET ASSETS

The Company has the authority to issue 200,000,000 shares of common stock, $0.01 per share par value.

During the year ended December 31, 2016, the Company issued 1,292,072 shares for $25,000. The following table summarizes capital activity during the year ended December 31, 2016:

	Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss) on Investments	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of year	6,864,244	$69	$135,956	$(45)	$(638)	$53	$(3,876)	$131,519
Common stock issued	1,292,072	13	24,987	—	—	—	—	25,000
Net investment income (loss)	—	—	—	—	14,490	—	—	14,490
Net realized gain (loss) on investments—non-controlled/non-affiliated	—	—	—	—	—	50	—	50
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	—	—	—	—	—	—	(951)	(951)
Dividends declared	—	—	—	—	(14,512)	(50)	—	(14,562)
Tax reclassification of stockholders’ equity in accordance with US GAAP	—	—	(7)	—	60	(53)	—	—

Balance, end of year	8,156,316	$82	$160,936	$(45)	$(600)	—	$(4,827)	$155,546

During the year ended December 31, 2015, the Company issued 2,245,680 shares for $44,501. The following table summarizes capital activity during the year ended December 31, 2015:

	Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss) on Investments	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of year	4,618,564	$46	$91,478	$(45)	$(856)	$—	$(1,314)	$89,309
Common stock issued	2,245,680	23	44,478	—	—	—	—	44,501
Net investment income (loss)	—	—	—	—	9,843	—	—	9,843
Net realized gain (loss) on investments—non-controlled/non-affiliated	—	—	—	—	—	53	—	53
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	—	—	—	—	—	—	(2,562)	(2,562)
Dividends declared	—	—	—	—	(9,625)	—	—	(9,625)

Balance, end of year	6,864,244	$69	$135,956	$(45)	$(638)	$53	$(3,876)	$131,519

During the year ended December 31, 2014, the Company issued 2,353,189 shares for $46,834. The following table summarizes capital activity during the year ended December 31, 2014:

	Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Amount
Balance, beginning of year	2,265,375	$23	$44,667	$(45)	$(601)	$(107)	$43,937
Common stock issued	2,353,189	23	46,811	—	—	—	46,834
Net investment income (loss)	—	—	—	—	2,328	—	2,328
Net change in unrealized appreciation (depreciation) on investments—non-controlled/ non-affiliated	—	—	—	—	—	(1,207)	(1,207)
Dividends declared	—	—	—	—	(2,583)	—	(2,583)

Balance, end of year	4,618,564	$46	$91,478	$(45)	$(856)	$(1,314)	$89,309

The following table summarizes total shares issued and proceeds received related to capital subscriptions for the Company’s common stock during the year ended December 31, 2016:

	Shares Issued	Proceeds Received
March 11, 2016	415,364	$8,000
June 24, 2016	467,290	9,000
August 26, 2016	409,418	8,000

Total	1,292,072	$25,000

The following table summarizes total shares issued and proceeds received related to capital subscriptions for the Company’s common stock during the year ended December 31, 2015:

	Shares Issued	Proceeds Received
January 16, 2015	203,045	$4,000
February 26, 2015	659,901	13,001
May 1, 2015	252,524	5,000
May 22, 2015	375,946	7,500
June 25, 2015	149,333	3,000
August 21, 2015	150,229	3,001
September 30, 2015	4,045	80
October 9, 2015	299,292	5,920
December 18, 2015	151,365	2,999

Total	2,245,680	$44,501

The following table summarizes total shares issued and proceeds received related to capital subscriptions for the Company’s common stock during the year ended December 31, 2014:

	Shares Issued	Proceeds Received
March 21, 2014	925,459	$18,334
September 17, 2014	250,125	5,000
October 16, 2014	425,851	8,500
November 3,2014	250,501	5,000
December 9,2014	501,253	10,000

Total	2,353,189	$46,834

Subscribed but unissued shares are presented in equity with a deduction of subscriptions receivable until cash is received for a subscription. There were no subscribed but unissued shares as of December 31, 2016, 2015 and 2014.

Subscription transactions during the years ended December 31, 2016, 2015 and 2014 were executed at an offering price at a premium to net asset value due to the requirement to use prior quarter net asset value as offering price unless it would result in the Company selling shares of its common stock at a price below the current net asset value and also in order to effect a reallocation of organizational costs to subsequent investors. Such subscription transactions increased net asset value by $0.02 per share, $0.07 per share and $0.15 per share, respectively, for the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016 and 2015, four stockholders represented 97.3% of total net assets.

The Company computes earnings per common share in accordance with ASC 260, Earnings Per Share. Basic earnings per common share were calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of common shares outstanding for the year.

Basic and diluted earnings per common share were as follows:

	For the years ended December 31,
	2016	2015	2014
Net increase (decrease) in net assets resulting from operations	$13,589	$7,334	$1,121
Weighted-average common shares outstanding	7,587,210	5,980,331	3,225,083

Basic and diluted earnings per common share	$1.79	$1.23	$0.35

The following table summarizes the Company’s dividends declared and payable since inception through the year ended December 31, 2016:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 13, 2014	March 31, 2014	April 14, 2014	$0.04	$128
June 26, 2014	June 30, 2014	July 14, 2014	$0.12	$383
September 12, 2014	September 18, 2014	October 9, 2014	$0.24	$825
December 19, 2014	December 29, 2014	January 26, 2015	$0.27	$1,247
March 11, 2015	March 13, 2015	April 17, 2015	$0.30	$1,645
June 24, 2015	June 30, 2015	July 22, 2015	$0.35	$2,191
September 24, 2015	September 24, 2015	October 22, 2015	$0.40	$2,563
December 29, 2015	December 29, 2015	January 22, 2016	$0.47	$3,226
March 10, 2016	March 14, 2016	April 22, 2016	$0.44	$3,203
June 8, 2016	June 8, 2016	July 22, 2016	$0.44	$3,203
September 28, 2016	September 28, 2016	October 24, 2016	$0.44	$3,589
December 29, 2016	December 29, 2016	January 24, 2017	$0.56	$4,567

8. CONSOLIDATED FINANCIAL HIGHLIGHTS

The following is a schedule of consolidated financial highlights for the years ended December 31, 2016, 2015, and 2014:

	For the years ended December 31,
	2016	2015	2014	2013
Per Share Data:
Net asset value per share, beginning of year	$19.16	$19.34	$19.40	$20.00
Net investment income (loss) (1)	1.91	1.65	0.72	(0.49)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(0.14)	(0.38)	(0.26)	(0.10)

Net increase (decrease) in net assets resulting from operations	1.77	1.27	0.46	(0.59)

Offering costs	—	—	—	(0.02)
Dividends declared (2)	(1.88)	(1.52)	(0.67)	—
Effect of subscription offering price (3)	0.02	0.07	0.15	0.01

Net asset value per share, end of year	$19.07	$19.16	$19.34	$19.40

Number of shares outstanding, end of year	8,156,316	6,864,244	4,618,564	2,265,375
Total return (4)	9.34%	6.93%	3.14%	(3.00)%
Net assets, end of year	$155,546	$131,519	$89,309	$43,937
Ratio to average net assets:
Operating expenses	3.87%	4.18%	6.05%	13.54%
Net investment income (loss)	9.81%	8.22%	3.58%	(8.27)%
Interest expense and credit facility fees	2.43%	2.52%	3.32%	1.89%
Ratios/Supplemental Data:
Asset coverage	219.26%	211.27%	210.39%	272.26%
Portfolio turnover	25.07%	19.31%	13.84%	0.34%
Total committed capital, end of year	$190,077	$190,077	$190,077	$80,077
Ratio of total contributed capital to total committed capital, end of year	84.98%	71.83%	48.42%	56.45%
Weighted-average shares outstanding	7,587,210	5,980,331	3,225,083	609,150

(1)	For the years ended December 31, 2016, 2015 and 2014, net investment income (loss) per share was calculated as net investment income (loss) for the year divided by the weighted average number of shares outstanding for the year. For the year ended December 31, 2013, net investment income (loss) per share was calculated as net investment income (loss) for the period divided by the number of shares outstanding at the end of the year.
(2)	For the years ended December 31, 2016, 2015 and 2014, dividends declared per share was calculated as the sum of dividends declared during the year divided by the number of shares outstanding at each respective quarter-end date (refer to Note 7).
(3)	Increase is due to offering price of subscriptions during the year (refer to Note 7).
(4)	Total return is based on the change in net asset value per share during the year plus the declared dividends, divided by the beginning net asset value for the year. Total return for the years ended December 31, 2016, 2015, 2014 and 2013 was inclusive of $0.02, $0.07, $0.15 and $0.01, respectively, per share increase in net asset value related to the offering price of subscriptions. Excluding the effects of the higher offering price of subscriptions, total return would have been 9.24%, 6.57%, 2.37% and (3.05%), respectively (refer to Note 7).
(5)	The Company commenced operations on August 6, 2013; therefore, ratios to average net assets and portfolio turnover for the year ended December 31, 2013 may have been different had there been a full year of operations.

9. LITIGATION

The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of December 31, 2016 and 2015, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.

In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.

10. TAX

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of December 31, 2016 and 2015.

In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax authorities for 2013-2016. As of December 31, 2016 and 2015, the Company had filed tax returns and therefore is subject to examination.

Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from US GAAP. As of December 31, 2016, permanent differences were primarily attributable to non-deductible excise tax and re-designation of distributions which resulted in a net decrease in accumulated net investment loss by $60, net decrease in accumulated net realized gain by $53, and net decrease in additional paid-in capital in excess of par by $7, on the Consolidated Statements of Assets and Liabilities. Total earnings and net asset value were not affected. As of December 31, 2015, there were no permanent differences.

The tax character of the distributions paid for the fiscal years ended December 31, 2016, 2015 and 2014 was as follows:

	2016	2015	2014
Ordinary income	$14,515	$9,625	$2,583
Long term capital gains	$47	$—	$—
Tax return of capital	$—	$—	$—

Income Tax Information and Distributions to Stockholders

As of December 31, 2016 and 2015, the components of accumulated earnings (deficit) on a tax basis were as follows:

	2016	2015
Undistributed ordinary income	$199	$362
Other book/tax temporary differences (1)	(799)	(947)
Net unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	(4,827)	(3,876)

Total accumulated earnings (deficit)	$(5,427)	$(4,461)

(1)	Consists of the unamortized portion of organization costs as of December 31, 2016 and 2015, respectively. Also, consists of the unamortized portion of the prorated financing costs that were immediately expensed in lieu of continuing to amortize over the term of the SPV Credit Facility related to the amendments that reduced commitments in the SPV Credit Facility as of December 31, 2016 and 2015.

As of December 31, 2016 and 2015, the cost of investments for federal income tax purposes and gross unrealized appreciation and depreciation on investments were as follows:

	2016	2015
Cost of investments—non-controlled/non-affiliated	$291,008	$248,159
Gross unrealized appreciation on investments—non- controlled/non-affiliated	2,748	867
Gross unrealized depreciation on investments—non- controlled/non-affiliated	(7,575)	(4,743)

Net unrealized appreciation (depreciation) on investments— non-controlled/non-affiliated	$(4,827)	$(3,876)

On December 22, 2010, the Regulated Investment Company Modernization Act of 2010 (the “RIC Modernization Act”) was enacted which changed various technical rules governing the tax treatment of RICs. The changes are generally effective for taxable years beginning after the date of enactment. Under the RIC Modernization Act, the fund will be permitted to carry forward capital losses incurred in taxable years beginning after the date of enactment for an unlimited period. However, any losses incurred during those future taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital losses that are carried forward will retain their character as either short-term or long-term losses rather than being considered all short-term as under previous law. As of December 31, 2016 and 2015, the Company did not have any pre-enactment or post enactment capital loss carryforwards.

11. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2016
	Q4	Q3	Q2	Q1
Total investment income	$5,479	$5,497	$4,714	$4,519
Total expenses	1,474	1,522	1,363	1,360
Net investment income (loss)	4,005	3,975	3,351	3,159
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(1,872)	1,544	1,737	(2,310)
Net increase (decrease) in net assets resulting from operations	2,133	5,519	5,088	849
Net asset value per share	19.07	19.37	19.11	18.84
Basic and diluted earnings per common share	$0.27	$0.70	$0.70	$0.12

	2015
	Q4	Q3	Q2	Q1
Total investment income	$4,389	$4,005	$3,519	$2,929
Total expenses	1,422	1,217	1,276	1,084
Net investment income (loss)	2,967	2,788	2,243	1,845
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(3,602)	(22)	157	958
Net increase (decrease) in net assets resulting from operations	(635)	2,766	2,400	2,803
Net asset value per share	19.16	19.72	19.68	19.61
Basic and diluted earnings per common share	$(0.09)	$0.44	$0.41	$0.56

	2014
	Q4	Q3	Q2	Q1
Total investment income	$2,242	$1,829	$1,224	$969
Total expenses	1,070	1,254	795	817
Net investment income (loss)	1,172	575	429	152
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(1,255)	(643)	547	144
Net increase (decrease) in net assets resulting from operations	(83)	(68)	976	296
Net asset value per share	19.34	19.51	19.75	19.57
Basic and diluted earnings per common share	$(0.02)	$(0.02)	$0.31	$0.12

12. SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.

Subsequent to December 31, 2016, the Company borrowed $10,300 under the SPV Credit Facility and Credit Facility to fund investment acquisitions. The Company also voluntarily repaid $30,543 under the SPV Credit Facility and Credit Facility.

Effective January 31, 2017, TwentyEighty, Inc. (fka Miller Heiman, Inc.) completed a restructuring whereby the first lien debt held by us was converted into new term loans and equity. Such term loan investments contain cash interest and PIK provisions. As a result, we realized a loss of $2,660 during the period.

On March 20, 2017, the Company’s Board of Directors, including a majority of the Independent Directors, approved the renewal of the Company’s Investment Advisory Agreement with the Adviser and the Company’s Administration Agreement with the Administrator, each for an additional one year term.

On March 20, 2017, the Company’s Board of Directors declared a dividend of $0.44 per share, which is payable on or about April 24, 2017 to holders of record of the Company’s common stock at the close of business on March 20, 2017.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer and Treasurer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer and Treasurer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer and Treasurer (Principal Financial Officer) and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2016 was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm due to an exemption for emerging growth companies under the JOBS Act.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2017 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

We have adopted a Code of Ethics for Principal Executive and Senior Financial Officers under the Sarbanes-Oxley Act of 2002 (the “SOX Code of Ethics”), which applies to, among others, our principal executive officer and principal financial officer. There have been no material changes to our SOX Code of Ethics or material waivers of the code that apply to our Chief Executive Officer or Chief Financial Officer. We hereby undertake to provide a copy of this code to any person, without charge, upon request. Requests for a copy of this code may be made in writing addressed to the Secretary of the Company, Matthew Cottrell, NF Investment Corp., 520 Madison Avenue, 40th Floor, New York, NY.

Item 11. Executive Compensation

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2017 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2017 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2017 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2017 annual meeting of stockholders.

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

(3) Exhibits

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws(1)

4.1	Form of Subscription Agreement(1)

10.1	Investment Advisory Agreement(1)

10.2	Administration Agreement(1)

10.3	Form of Indemnification Agreement(1)

10.4	Loan and Servicing Agreement(2)

10.5	Senior Secured Revolving Credit Agreement, dated as of March 27, 2014(4)

10.6	First Amendment, dated as of July 25, 2014, to the Loan and Servicing Agreement, dated as of September 12, 2013 (5)

10.7	First Amendment, dated as of August 22, 2014, to the Senior Secured Revolving Credit Agreement, dated as of March 27, 2014 (6)

10.8	Second Amendment, dated as of December 12, 2014, to the Senior Secured Revolving Credit Agreement, dated as of March 27, 2014 (6)

10.9	Second Amendment, dated as of November 13, 2015, to the Loan and Servicing Agreement, dated as of September 12, 2013 (7)

10.10	Third Amendment, dated as of August 31, 2016, to the Senior Secured Revolving Credit Agreement, dated as of March 27, 2014 (8)

21.1	List of Subsidiaries(3)

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Incorporated by reference to Form 10-12G/A filed by NFIC on July 22, 2013 (File No. 000-54961)
(2)	Incorporated by reference to Form 10-Q filed by NFIC on November 8, 2013 (File No. 814-01004)
(3)	Incorporated by reference to Form 10-12G filed by NFIC on May 24, 2013 (File No. 000-54961)
(4)	Incorporated by reference to Form 10-Q filed by NFIC on May 9, 2014 (File No. 814-01004)
(5)	Incorporated by reference to Form 10-Q filed by NFIC on August 13, 2014 (File No. 814-01004)
(6)	Incorporated by reference to Form 10-K filed by NFIC on March 27, 2015 (File No. 814-01004)
(7)	Incorporated by reference to Form 10-K filed by NFIC on March 11, 2016 (File No. 814-01004)
(8)	Incorporated by reference to Form 10-Q filed by NFIC on November 10, 2016 (File No. 814-01004)
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NF INVESTMENT CORP.

Dated: March 21, 2017	By	/s/ Michael A. Hart
Michael A. Hart
Director and Chief Executive Officer (principal executive officer)

Dated: March 21, 2017	By	/s/ Venugopal Rathi
Venugopal Rathi
Chief Financial Officer (principal financial and accounting officer)

Dated: March 21, 2017	By	/s/ Nigel D.T. Andrews
Nigel D.T. Andrews
Director

Dated: March 21, 2017	By	/s/ William P. Hendry
William P. Hendry
Director

Dated: March 21, 2017	By	/s/ Eliot P.S. Merrill
Eliot P.S. Merrill
Director

Dated: March 21, 2017	By	/s/ John G. Nestor
John G. Nestor
Director