Form 10-K/A
period 2016-12-31
NF Investment Corp.
filed 2017-05-01
CIK 1561528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

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

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 originally filed on March 22, 2017 (the “Original Form 10-K”) by NF Investment Corp. (together with its consolidated subsidiaries, “we,” “us,” “our,” “NFIC” or the “Company”). The Company is filing this Amendment to present the information required by Part III of Form 10-K as the Company will not file its definitive proxy statement for its 2017 Annual Meeting of Stockholders within 120 days of the end of its fiscal year ended December 31, 2016.

Except as described above, no other changes have been made to the Original Form 10-K. The Original Form 10-K continues to speak as of the date on which it was filed, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Form 10-K.

NF INVESTMENT CORP.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Our Board of Directors (the “Board”) currently consists of five members (each, a “Director”). Pursuant to our Articles of Amendment and Restatement, the Board is divided into three classes, with the members of each class each serving staggered, three-year terms. The term of our Class I Director will expire at the 2017 annual meeting of stockholders; the term of our Class II Directors will expire at the 2018 annual meeting of stockholders; and the term of our Class III Director will expire at the 2019 annual meeting of stockholders.

Mr. Nestor serves as a Class I Director (with a term expiring in 2017). Messrs. Hendry, Merrill and Andrews serve as Class II Directors (with a term expiring in 2018). Mr. Hart serves as a Class III Director (with a term expiring in 2019).

The table below sets forth certain information, as of the date of this Amendment, regarding the Company’s directors.

	Age	Position	Number of Portfolios in Fund Complex Overseen by Director(1)	Expiration of Term	Director Since
John G. Nestor	72	Director (Independent)	2	2017	2013
Eliot P.S. Merrill	46	Director (Interested)	2	2018	2016
Nigel D.T. Andrews	69	Director (Independent)	2	2018	2016
William P. Hendry	67	Director (Independent)	2	2018	2013
Michael A. Hart	55	Chairman of the Board and Chief Executive Officer (Interested)	2	2019	2015

(1)	The term “Fund Complex” refers to both the Company and an affiliated fund, TCG BDC, Inc. (“TCG BDC”), a business development company (“BDC”) that has the same investment adviser, Carlyle GMS Investment Management L.L.C. (the “Investment Adviser”), and administrator, Carlyle GMS Finance Administration L.L.C. (the “Administrator”) as the Company. Directors and officers who oversee both funds in the Fund Complex are noted.

Biographical Information of Our Directors

Set forth below are brief biographies of all current members of our Board. Also included below following each biography is a brief discussion of the specific experience, qualifications, attributes or skills that led our Board to conclude that the applicable Director should serve on our Board at this time. The address for each Director is 520 Madison Avenue, 40th Floor, New York, NY 10022.

John G. Nestor has served on our Board since 2013, and is a member of our Audit Committee. Mr. Nestor has also served as a member of the board of directors and audit committee of TCG BDC since 2013. Mr. Nestor may from time to time serve as an independent director of other entities affiliated with Carlyle or of investment vehicles managed by Carlyle or its affiliates. Mr. Nestor joined Kirtland Capital Partners in March 1986. He is chairman and senior managing partner of this private investment firm. Prior to joining Kirtland Capital Partners, Mr. Nestor worked for 16 years for Continental Illinois Bank. For eight years he focused on lending to small businesses in the Chicago area. In 1977, Mr. Nestor was transferred to Philadelphia where he was involved in commercial lending and, in 1979, he moved to Cleveland to manage Continental’s Cleveland office. Mr. Nestor is a member of the advisory board of Kirkland Capital Partners and Gates Group, and is the chairman of the board of directors of SmartSource Computer and Audio Visual Rentals. Mr. Nestor is also a member of the board of directors and audit committee of Form Tech Concrete Forms. Mr. Nestor previously served as a board member for Essex Rental Corp. and Truck Bodies and Equipment International, Inc. Mr. Nestor serves as a trustee of the Kelvin and Eleanor Smith Foundation and the Deaconess Community Foundation and a member of the advisory board of the Beech Brook Leadership Advisory Council. Mr. Nestor is the former chairman of the board of trustees of the Cleveland Foodbank and The Diversity Center. Mr. Nestor is an experienced leader whose numerous board and advisory positions and experiences in the middle markets provide our Board valuable insights.

Eliot P.S. Merrill has served on our Board since March 11, 2016 and served as Interim Chairman of our Board from May 2016 to March 2017. Mr. Merrill has also served as a member of the board of directors of TCG BDC since 2013. Mr. Merrill is a Managing Director and Co-head of Carlyle Global Partners based in New York. Carlyle Global Partners seeks to deliver attractive risk-adjusted returns on significant sums of capital over a longer timeframe than typical private equity funds, thereby creating substantial longer-term appreciation. Mr. Merrill may from time to time serve as an officer, director or principal of entities affiliated with Carlyle or of investment vehicles managed by Carlyle and its affiliates. Before the launch of Carlyle Global Partners in 2014, Mr. Merrill was a Managing Director of Carlyle primarily focused on U.S. buyout opportunities in the telecommunications and media sectors. Mr. Merrill is a member of the board of directors of Getty Images, TCW Group, Content Partners, and Schon Klinik and Citizen Schools of New York, a non-profit. Mr. Merrill has previously served on the boards of several other Carlyle investments including AMC Loews and Nielson Company B.V. Prior to joining Carlyle in 2011, Mr. Merrill was a Principal at Freeman Spogli & Co., a buyout fund with offices in New York and Los Angeles. Prior to that, Mr. Merrill worked at Dillon Read & Co. in the Mergers and Acquisitions Group. Before that, Mr. Merrill was a Sail Consultant and Special Project Coordinator for Doyle Sailmakers, Inc. Mr. Merrill’s depth of experience in investment management and capital markets, intimate knowledge of the business and operations of Carlyle’s investment platform, and experience as a director of other public and private companies provides our Board with valuable insight.

Nigel D.T. Andrews has served on our Board since March 11, 2016 and is a member of our Audit Committee. Mr. Andrews has also served as a member of the board of directors and audit committee of TCG BDC since 2012. Mr. Andrews may from time to time serve as an independent director of other entities affiliated with Carlyle or of investment vehicles managed by Carlyle or its affiliates. Mr. Andrews recently retired from his roles as governor at London Business School, a director and a member of the audit and remuneration committees at Old Mutual plc., and Chairman of Old Mutual Asset Management, where he served from 2002 to 2014. Mr. Andrews continues to actively manage his own private investments and to serve as a trustee of Victory Funds, a position he has held since 2002. From 2000 to 2010, Mr. Andrews served on the board of directors of Chemtura Corporation, a New York Stock Exchange listed company. Mr. Andrews also served as a Managing Director of Internet Capital Group, Inc. from 2000 to 2001. From 1987 to 2000, Mr. Andrews held various senior management positions within General Electric Company, including Executive Vice President of GE Capital from 1993 to 2000 and, prior to that, Vice President and General Manager of GE Plastics-Americas. During Mr. Andrews’ 13-year career with GE, he also served as a Vice President for Corporate Business Development and Strategy reporting to the chairman of the board. Prior to joining GE, Mr. Andrews was a partner at Booz Allen Hamilton Inc. He began his career in business management at Shell International Chemical Company. Mr. Andrews’ broad executive experience with the operations and transactions of industrial and financial services businesses provides our Board with valuable insights and knowledge that will enhance our ability to achieve our investment objectives.

William P. Hendry has served on our Board since 2013, and is the Chairman of our Audit Committee. Mr. Hendry has also served as a member of the board of directors and is chairman of the audit committee of TCG BDC since 2013. Mr. Hendry may from time to time serve as an independent director of other entities affiliated with Carlyle or of investment vehicles managed by Carlyle or its affiliates. Mr. Hendry served as a director and a member of the audit committee of Santander Consumer USA Holdings Inc. Mr. Hendry currently is a Special Adviser to and President of Promethean Investments L.L.P. and is chairman of the board of directors at Pharma-Cycle L.L.C. Mr. Hendry served on the board as a director of FirstCity since August 2010, and chairman of the board since August 2011 until the company was acquired by Varde in the early part of 2013. Mr. Hendry has more than 30 years of experience in the banking industry and headed Bank of Scotland’s operations in the United States before it was acquired in 2009 by Lloyds Banking Group. He launched W.P. Hendry and Associates in August 2009, a bank consulting firm that handles complex business and lending issues. Mr. Hendry has held senior banking positions in Scotland, Northern Ireland, Canada, the Middle East, Africa and the United States. Mr. Hendry has extensive experience in mergers and acquisitions, most notably at Drive Financial Services (a national subprime auto lender) where he led HBOS plc’s investment analysis group in 2000, then becoming chairman of the board until the business was sold to Banco Santander in 2006. Mr. Hendry is an experienced leader whose numerous management positions and global experiences in the financial services sector have provided him with an abundance of skills and valuable insight in handling complex financial transactions and issues, all of which makes him well qualified to serve on our Board.

Michael A. Hart has served on our Board since March 2015 and as our Chairman of the Board since March 2017 and our Chief Executive Officer since May 2016. Mr. Hart is also Chairman of the Investment Adviser’s Investment Committee. He is a Managing Director of Carlyle and also serves as chairman of the board of directors and as the chief executive officer of TCG BDC since 2015. Mr. Hart is also Head of Carlyle Private Credit. Mr. Hart may from time to time serve as an officer, director or principal of entities affiliated with Carlyle or of investment vehicles managed by Carlyle and its affiliates. Mr. Hart has over 26 years of capital markets, corporate finance, M&A, risk management, accounting and managerial experience. Prior to joining Carlyle in 2014, Mr. Hart was a Managing Director in the Financial Markets Advisory group at BlackRock Solutions, where he served as co-head of the U.S. advisory practice and was a member of the BlackRock Solutions Operating Committee. Prior to joining BlackRock Solutions, Mr. Hart spent 12 years with Morgan Stanley where his responsibilities included Global Co-Head of Leveraged and Acquisition Finance, Global Head of the Loan Products Group and Co-Chairman of the firm’s Capital Commitment Committee. Mr. Hart is an experienced leader whose extensive experience in capital markets, corporate finance and risk management provides our Board with valuable insight and leadership.

Equity Owned by Our Directors

The following table sets forth the dollar range of equity securities of the Company beneficially owned by each Director or Director nominee as of April 28, 2017.

	Dollar Range of our Common Stock Beneficially Owned in the Company(1)(2)	Aggregate Dollar Range of our Common Stock Beneficially Owned in the Fund Complex(1)(2)(3)
Interested Directors
Michael A. Hart	None	Over	$100,000
Eliot P.S. Merrill	None	Over	$100,000
Independent Directors
Nigel D.T. Andrews	None	Over	$100,000
William P. Hendry	None		None
John G. Nestor	None		None

(1)	The dollar ranges used in the above table are: None, $1—$10,000, $10,001—$50,000, $50,001—$100,000, or over $100,000.
(2)	Dollar ranges were determined using the number of shares that are beneficially owned as of April 28, 2017, multiplied by the Company’s net asset value per share as of December 31, 2016. The dollar range of equity securities of TCG BDC were determined using the number of shares that are beneficially owned as of April 28, 2017, multiplied by TCG BDC’s net asset value per share as of December 31, 2016.
(3)	The term “Fund Complex” refers to both the Company and TCG BDC. Directors and officers who oversee both funds in the Fund Complex are noted.

Executive Officers Who Are Not Directors

	Age	Position	Number of Portfolios in Fund Complex Overseen by Officer(1)	Officer Since
Jeffrey S. Levin	36	President	2	2016
Orit Mizrachi	44	Chief Operating Officer	2	2014
Venugopal Rathi	37	Chief Financial Officer and Treasurer	2	2015
Matthew Cottrell	44	Chief Compliance Officer and Secretary	2	2012

(1)	The term “Fund Complex” refers to both the Company and TCG BDC. Directors and officers who oversee both funds in the Fund Complex are noted.

Biographical Information of Our Executive Officers Who Are Not Directors

Set forth below are brief biographies of each executive officer of the Company who is not a Director. The address for each executive officer who is not a Director is 520 Madison Avenue, 40th Floor, New York, NY 10022.

Jeffrey S. Levin has served as our President since May 2016. Mr. Levin also serves as the president to TCG BDC. Mr. Levin is a Managing Director of Carlyle and, prior to his appointment as our President, served as the Head of Origination. Mr. Levin may from time to time serve as an officer, director or principal of entities affiliated with Carlyle or of investment vehicles managed by Carlyle and its affiliates. Prior to joining Carlyle in 2012, Mr. Levin was a founding member of Morgan Stanley Credit Partners, a corporate debt fund, where he was responsible for originating, structuring, and executing credit and private equity investments across various industries. Prior to that role, Mr. Levin was a member of the Leveraged & Acquisition Finance Group at Morgan Stanley where he was responsible for originating and executing high yield bond and leveraged loan transactions.

Orit Mizrachi has served as our Chief Operating Officer since 2014 and is a Managing Director of Carlyle and the Head of Global Business Operations of GMS. She is also the chief operating officer of TCG BDC. Since joining Carlyle, Ms. Mizrachi has been involved in various roles, including our chief financial officer and as the Director of Operations for the GMS platform. Ms. Mizrachi may from time to time serve as an officer, director or principal of entities affiliated with Carlyle or of investment vehicles managed by Carlyle and its affiliates. Prior to joining Carlyle in 2010, Ms. Mizrachi worked in the hedge fund industry as the Chief Financial Officer of Carlyle Blue Wave Management L.P. and controller at Sagamore Hill Capital Management L.P., two multi-strategy hedge funds. Ms. Mizrachi started her career at Goldstein Golub & Kessler LLP as an auditor in their financial services group.

Venugopal Rathi has served as our Chief Financial Officer and Treasurer since 2015. He also serves as the chief financial officer and treasurer of TCG BDC. Mr. Rathi also serves as the chief financial officer of the Global Credit segment and is a Managing Director of Carlyle and also serves as the chief financial officer of Carlyle Global Market Strategies based in New York. Mr. Rathi may from time to time serve as an officer, director or principal of entities affiliated with Carlyle or of investment vehicles managed by Carlyle and its affiliates. Prior to joining Carlyle, Mr. Rathi worked at EY and provided assurance and advisory services to a wide variety of clients in the financial services industry. Mr. Rathi has extensive knowledge of fund-level and vehicle-level accounting, US GAAP and SOX compliance, valuation, and financial reporting practices across a wide range of investment strategies, including carry funds, hedge funds, CLOs, BDCs and mutual funds.

Matthew Cottrell has served as our Chief Compliance Officer and Secretary since 2012 and is a Director of Carlyle based in London. Mr. Cottrell also serves as the chief compliance officer and secretary of TCG BDC. Since joining Carlyle, Mr. Cottrell has been involved with fund structuring, documentation and management of a range of collateralized loan obligations, low levered, market value and synthetic funds together with regulation, compliance and operations management for GMS in Europe. Mr. Cottrell may from time to time serve as an officer, director or principal of entities affiliated with Carlyle or of investment vehicles managed by Carlyle and its affiliates. Prior to joining Carlyle, Mr. Cottrell was a Director in structured finance and credit policy at Fitch Ratings and he practiced as a banking lawyer in the international finance group at Ashurst, an international law firm.

Corporate Governance

Independent Directors

Pursuant to Section 56 of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), a majority of a BDC’s board of directors must be comprised of persons who are not “interested persons” of the Company, of the Investment Adviser, or of any of their respective affiliates, as defined in Section 2(a)(19) of the Investment Company Act (the “Independent Directors”).

Consistent with these considerations, after review of all relevant transactions and relationships between each Director, or any of his or her family members, and the Company, the Investment Adviser, or of any of their respective affiliates, the Board has determined that each of Messrs. Andrews, Hendry and Nestor qualifies as an Independent Director. Each Director who serves on the Audit Committee of the Board (the “Audit Committee”) is an Independent Director for purposes of Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Interested Directors

Each of Messrs. Hart and Merrill is considered an “interested person” (as defined in the Investment Company Act) of the Company because of his respective relationship with the Company, the Investment Adviser or affiliated persons of the Investment Adviser (each, an “Interested Director”).

Meetings and Attendance

Our Board met nine times during the year ended December 31, 2016, including four regular quarterly meetings and five special meetings, and acted on various occasions by written consent. No incumbent Director attended fewer than 75% of the aggregate of the total number of meetings of the Board (held during the period for which he has been a Director) and the total number of meetings held by all committees of the Board on which he served (during the period that he served).

Board Attendance

All Directors are expected to attend at least 75% of the aggregate number of meetings of our Board and of the respective committees on which they serve. We require each Director to make a diligent effort to attend all Board and committee meetings. The Company does not currently have a policy with respect to Board member attendance at annual meetings of stockholders. One Director attended our 2016 annual meeting of stockholders.

Board Leadership Structure

Our Board monitors and performs an oversight role with respect to our business and affairs, including with respect to our investment practices and performance, compliance with regulatory requirements and the services, expenses and performance of our service providers. Among other things, our Board approves the appointment of our Investment Adviser and officers, reviews and monitors the services and activities performed by our Investment Adviser and executive officers, and approves the engagement and reviews the performance of our independent registered public accounting firm.

Under our Bylaws, our Board may designate a Chairman to preside over the meetings of our Board and meetings of the stockholders and to perform such other duties as may be assigned to him by the Board. We do not have a fixed policy as to whether the Chairman of the Board should be an Independent Director, and we believe that we should maintain the flexibility to select the Chairman and reorganize the leadership structure, from time to time, based on criteria that are in our best interests and our stockholders’ best interests at such times.

Presently, Mr. Hart serves as the Chairman of our Board. Mr. Hart is an Interested Director. We believe that Mr. Hart’s extensive knowledge of the financial services industry and capital markets in particular qualifies him to serve as the Chairman of our Board. We believe that we are best served through this existing leadership structure, as Mr. Hart’s relationship with our Investment Adviser provides an effective bridge and encourages an open dialogue between management and our Board, ensuring that both groups act with a common purpose.

Our Board does not currently have a designated lead Independent Director. We are aware of the potential conflicts that may arise when an Interested Director is Chairman of the Board, but believe these potential conflicts are offset by our strong corporate governance policies. Our corporate governance policies include regular meetings of the Independent Directors in executive session without the presence of Interested Directors and management, the establishment of an Audit Committee comprised solely of Independent Directors and the appointment of a Chief Compliance Officer, with whom the Independent Directors meet regularly without the presence of Interested Directors and other members of management, for administering our compliance policies and procedures.

We recognize that different board leadership structures are appropriate for companies in different situations.

Role in Risk Oversight

Our Board performs its risk oversight function primarily through (a) its standing Audit Committee, which reports to the entire Board and is comprised solely of Independent Directors, and (b) active monitoring by our Chief Compliance Officer and of the operation of our compliance policies and procedures. As described below in more detail under “Committees of the Board of Directors,” the Audit Committee assists our Board in fulfilling its risk oversight responsibilities. The Audit Committee’s risk oversight responsibilities include overseeing the internal audit staff (sourced through the Administrator and The Carlyle Group Employee Co., L.L.C. (“Carlyle Employee Co.”), with whom we have a personnel agreement), accounting and financial reporting processes, our valuation process, our systems of internal controls regarding finance and accounting and audits of our financial statements.

Our Board also performs its risk oversight responsibilities with the assistance of the Chief Compliance Officer. Our Board annually reviews a written report from the Chief Compliance Officer discussing the adequacy and effectiveness of our compliance policies and procedures and our service providers. The Chief Compliance Officer’s annual report addresses, at a minimum: (a) the operation of our compliance policies and procedures and our service providers since the last report; (b) any material changes to such policies and procedures since the last report; (c) any recommendations for material changes to such policies and procedures as a result of the Chief Compliance Officer’s annual review; and (d) any compliance matter that has occurred since the date of the last report about which our Board would reasonably need to know to oversee our compliance activities and risks. In addition, the Chief Compliance Officer meets separately in executive session with the Independent Directors at least once each year.

We believe that our Board’s role in risk oversight is effective and appropriate given the extensive regulation to which we are already subject as a BDC. As a BDC, we are required to comply with certain regulatory requirements that control the levels of risk in our business and operations. For example, our ability to incur indebtedness is limited such that our asset coverage must equal at least 200% immediately after each time we incur indebtedness, we generally have to invest at least 70% of our total assets in “qualifying assets” and we are not generally permitted to invest in any portfolio company in which one of our affiliates currently has an investment.

We recognize that different board roles in risk oversight are appropriate for companies in different situations. We intend to re-examine the manners in which our Board administers its oversight function on an ongoing basis to ensure that they continue to meet our needs.

Communications with Directors

Our Board has established procedures whereby our stockholders and other interested parties may communicate with any member of our Board, the chairman of any of our Board committees or with our Independent Directors as a group by mail addressed to the applicable Directors or Director group, in the care of the Secretary of the Company, Matthew Cottrell, NF Investment Corp., 520 Madison Avenue, 40th Floor, New York, NY 10022. Such communications should specify the intended recipient or recipients. All such communications, other than unsolicited commercial solicitations, will be forwarded to the appropriate Director, or Directors, for review.

SOX Code of Ethics

The Company has adopted a Code of Ethics for Principal Executive and Senior Financial Officers under the Sarbanes-Oxley Act of 2002, as amended (the “SOX Code of Ethics”), which applies to, among others, our principal executive officer and principal financial officer. There have been no material changes to our SOX Code of Ethics or material waivers of the SOX Code of Ethics that apply to our Chief Executive Officer or Chief Financial Officer. We hereby undertake to provide a copy of the SOX Code of Ethics to any person, without charge, upon request. Requests for a copy of the SOX Code of Ethics may be made in writing addressed to the Secretary of the Company, Matthew Cottrell, NF Investment Corp., 520 Madison Avenue, 40th Floor, New York, NY 10022.

Committees of the Board of Directors

Our Board has established the Audit Committee and a Pricing Committee of the Board (the “Pricing Committee”), and may establish additional committees in the future. The Board does not have a standing nominating committee because it believes the function typically served by this committee is best handled by those Directors whose term is not expiring currently. The Board does not have a standing compensation committee because our executive officers do not receive any direct compensation from us. The compensation of the Directors who are not considered “interested persons” of our Company is determined solely by those Directors.

Audit Committee

The Audit Committee is currently composed of Messrs. Andrews, Hendry and Nestor, all of whom are Independent Directors. Mr. Hendry serves as Chairman of the Audit Committee. Our Board has determined that Mr. Hendry is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act. Each of Messrs. Andrews, Hendry and Nestor meets the current independence and experience requirements of Rule 10A-3 of the Exchange Act. The Audit Committee operates pursuant to a charter approved by our Board, which sets forth the responsibilities of the Audit Committee. The Audit Committee’s responsibilities include establishing guidelines and making recommendations to our Board regarding the valuation of our loans and investments, selecting our independent registered public accounting firm, reviewing with such independent registered public accounting firm the planning, scope and results of their audit of our financial statements, pre-approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing our annual financial statements, overseeing internal audit staff and periodic filings and receiving our audit reports and financial statements. The Audit Committee held eight regular meetings during the year ended December 31, 2016.

Our Audit Committee’s charter is available on our website at: www.nfinvestmentcorp.com/CorporateGovernance.htm.

Pricing Committee

The Pricing Committee is currently composed of Messrs. Hart and Nestor. The Pricing Committee operates pursuant to a charter approved by our Board, which sets forth the responsibilities of the Pricing Committee. The principal goals of the Pricing Committee are to approve the offering price of shares of the Company’s common stock in accordance with the Company’s valuation policies, and to ensure that the Company does not sell its common stock (i) at a price below the net asset value of such common stock, as required by Section 23 of the Investment Company Act, as made applicable to BDCs by Section 63 of the Investment Company Act, or (ii) at a price above the net asset value of such common stock as of the most recently completed fiscal quarter. The Pricing Committee held 3 regular meetings during the year ended December 31, 2016.

Director Nominations

Nomination for election as a Director may be made by the Board or by stockholders in compliance with the procedures set forth in our Bylaws. The Board does not have a standing nominating committee because it believes the function typically served by this committee is best handled by those Directors whose term is not expiring currently.

The Board seeks candidates who possess the background, skills and expertise to make a significant contribution to our Board, our Company and our stockholders. In considering possible candidates for election as a director, the Board takes into account, in addition to such other factors as it deems relevant, the desirability of selecting directors who:

•	are of high character and integrity;

•	are accomplished in their respective fields, with superior credentials and recognition;

•	have relevant expertise and experience upon which to be able to offer advice and guidance to management;

•	have sufficient time available to devote to our affairs;

•	are able to work with the other members of our Board and contribute to our success;

•	can represent the long-term interests of our stockholders as a whole; and

•	are selected such that our Board represents a range of backgrounds and experience.

The Board has not adopted a formal policy with regard to the consideration of diversity in identifying Director nominees. In determining whether to recommend a Director nominee, the Board considers and discusses diversity, among other factors, with a view toward the needs of our Board as a whole. The Board generally conceptualizes diversity expansively to include, without limitation, concepts such as race, gender, national origin, differences of viewpoint, professional experience, education, skill and other qualities that contribute to our Board when identifying and recommending Director nominees. The Board believes that the inclusion of diversity as one of many factors considered in selecting Director nominees is consistent with the goal of creating a Board that best serves our needs and the interests of our stockholders.

The Independent Directors whose term is not expiring at a meeting of stockholders select and evaluate any candidates for Independent Director at such meeting, and the Directors whose term is not expiring at a meeting of stockholders select and evaluate candidates for Interested Directors at such meeting, in each case in accordance with the criteria set forth above. Such Independent Directors and Directors, as applicable, are then responsible for recommending to the Board a slate of nominees for Independent Director and Interested Director positions, as applicable, for the Board’s approval. Generally, candidates for a position as a member of the Board are suggested by existing Board members; however, the Board will consider stockholder recommendations for candidates for the Board, and will evaluate any such recommendations using the criteria set forth above.

Rule 17j-1 Code of Ethics

We have adopted a code of ethics (the “Code of Ethics”) pursuant to Rule 17j-1 under the Investment Company Act that establishes procedures for personal investments and restricts certain transactions by our personnel. We have also adopted our Investment Adviser’s Policies and Procedures Regarding Material, Non-Public Information and the Prevention of Insider Trading (the “Code of Conduct and Insider Trading Policies”), intended to comply with Rule 17j-1 under the Investment Company Act and Rule 204A-1 under the Investment Advisers Act of 1940, as amended. The Code of Ethics and the Code of Conduct and Insider Trading Policies generally do not permit investments by our and our Investment Adviser’s personnel in securities that may be purchased or sold by us.

Involvement in Certain Legal Proceedings

The Company may become party to certain lawsuits in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. The Company is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company.

Election of Officers

Our Board elects our officers and each of our officers serves until his or her earlier death, resignation or termination or until his or her successor is duly elected and qualified.

Item 11. Executive Compensation

Compensation of Independent Directors

Each Independent Director received the following amounts for serving as a Director of the Company: (i) a $125,000 annual fee; (ii) for a joint meeting of the Board and the board of directors of TCG BDC, $4,000 for each such joint board meeting attended in person, plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending such joint board meeting, and $1,500 for each such joint board meeting attended telephonically; (iii) for a meeting of a single Board or board of directors of TCG BDC, $2,000 for each such single board meeting attended in person, plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending such single board meeting, and $750 for each such single board meeting attended telephonically; (iv) for a joint meeting of a committee of the Board and a committee of the board of directors of TCG BDC, $2,000 for each such joint committee meeting attended in person, plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending such joint committee meeting, and $1,000 for each such joint committee meeting attended telephonically; (v) for a meeting of a single committee of the Board or committee of the board of directors of TCG BDC, $1,000 for each such single committee meeting attended in person, plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending such single committee meeting, and $500 for each such single committee meeting attended telephonically; and (vi) an annual fee of $15,000 for the Chairman of the Audit Committee of the Board and the audit committee of the board of directors of TCG BDC.

The following table sets forth information concerning total compensation earned by or paid to each of our Independent Directors during the fiscal year ended December 31, 2016:

	Fees Earned or Paid in Cash	Total Compensation from the Company	Total Compensation from the Fund Complex(1)
Nigel D.T. Andrews, Director	$17,500	$17,500	$151,000
William P. Hendry, Director	$38,000	$38,000	$186,000
John G. Nestor, Director	$35,500	$35,500	$172,000
Michael L. Rankowitz, Director (resigned)(2)	$34,500	$34,500	$158,500

(1)	Messrs. Andrews, Hendry and Nestor serve on the board of directors of TCG BDC. The Company and TCG BDC are part of the Fund Complex. Compensation amounts shown include compensation such Directors received from the Company and TCG BDC for services rendered during the fiscal year ended December 31, 2016. Mr. Andrews was appointed to the board of directors of TCG BDC effective March 11, 2016
(2)	Mr. Rankowitz resigned from the Board and the board of directors of TCG BDC effective November 9, 2016. In connection therewith, Mr. Rankowitz also resigned as a member of the Audit Committee and the Pricing Committee of the Board and a member of the audit committee and the pricing committee of the board of directors of TCG BDC.

Compensation of Executive Officers

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Investment Adviser or its affiliates or by subcontractors, pursuant to the terms of the investment advisory agreement entered into by and between the Company and the Investment Adviser, as amended (the “Investment Advisory Agreement”), and the administration agreement entered into by and between the Company and the Administrator (the “Administration Agreement”). Each of our executive officers is an employee of the Investment Adviser or its affiliates. Our day-to-day investment operations are managed by the Investment Adviser. Most of the services necessary for the origination and administration of our investment portfolio are provided by investment professionals employed by the Investment Adviser or its affiliates or by subcontractors.

None of our officers receives direct compensation from us. We have agreed to reimburse the Administrator for our allocable portion of the compensation paid to or compensatory distributions received by our Chief Financial Officer and Chief Compliance Officer. In addition, to the extent that the Administrator outsources any of its functions, we will pay the fees associated with such functions at cost. We have agreed to reimburse the Administrator, Carlyle Employee Co., with whom we entered into a personnel agreement, and our sub-administrator, CELF Advisors LLP (“CELF”), for our allocable portion of the compensation of any personnel, other than legal department personnel, that they provide for our use.

No compensation is expected to be paid to Directors who are Interested Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. The following table sets forth, as of April 28, 2017, the beneficial ownership as indicated in the Company’s books and records of each current Director, each nominee for Director, each executive officer of the Company, the executive officers and Directors as a group, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock. Ownership information for those persons who beneficially own 5% or more of the outstanding shares of our common stock is based on Schedule 13G or other filings by such persons with the SEC and other information obtained from such persons.

The percentage ownership is based on 8,156,316 shares of common stock outstanding as of April 28, 2017. To our knowledge, except as indicated in the footnotes to the table, each of the stockholders listed below has sole voting and/or investment power with respect to shares beneficially owned by such stockholder. Unless otherwise indicated by footnote, the address for each listed individual is 520 Madison Avenue, 40th Floor, New York, NY 10022.

Name of Individual or Identity of Group	Number of Shares of Common Stock Beneficially Owned(1)	Percent of Common Stock Beneficially Owned(1)
Directors and Executive Officers:
Interested Directors
Michael A. Hart	—	—%
Eliot P.S. Merrill	—	—%
Independent Directors
Nigel D.T. Andrews	—	—%
William P. Hendry	—	—%
John G. Nestor	—	—%
Executive Officers Who Are Not Directors
Jeffrey S. Levin(2)	1,499	* %
Orit Mizrachi(3)	1,071	* %
Venugopal Rathi	—	—%
Matthew Cottrell	—	—%
All Directors and Executive Officers as a Group (9 persons)	2,570	* %
Five-Percent Stockholders:
State of Connecticut acting through its treasurer as trustee(4)	3,222,850	39.5%
AFA Sjukforsakringsaktiebolag(5)	2,890,813	35.4%
Allegheny Technologies Incorporated Master Pension Trust(6)	1,503,997	18.4%

*	Represents less than one tenth of one percent.
(1)	For purposes of this table, a person or group is deemed to have “beneficial ownership” of any shares of common stock as of a given date which such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days after such date. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above on a given date, any security which such person or persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of determining the percentage of shares beneficially owned for such person, but is not deemed to be outstanding for the purpose of computing the percentage of beneficial ownership of any other person (except in the case of Directors and executive officers as a group). Except as otherwise noted, each beneficial owner of more than five percent of our common stock and each Director and executive officer has sole voting and/or investment power over the shares reported.
(2)	Consists of 1,499 shares of common stock directly owned by Mr. Levin.
(3)	Consists of 1,071 shares of common stock directly owned by Ms. Mizrachi.
(4)	The address of the State of Connecticut is 55 Elm Street, 6th Floor, Hartford, Connecticut 06106.

(5)	The address of AFA Sjukforsakringsaktiebolag is Klara Soedra Kyrkogata 18, Stockholm, Sweden SE 10627.
(6)	The address of Allegheny Technologies Incorporated Master Pension Trust is 1000 Six PPG Place Pittsburgh, PA 15222-5749.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Investment Advisory Agreement

On March 20, 2017, at an in-person meeting of the Company’s Board, the Board, including a majority of the Independent Directors, approved the continuance of the Investment Advisory Agreement, dated as of July 10, 2013, between the Company and the Investment Adviser in accordance with, and on the basis of an evaluation satisfactory to such Directors as required by, Section 15(c) of the Investment Company Act. Subject to the overall supervision of the Board, the Investment Adviser provides investment advisory services to the Company. For providing these services, the Investment Adviser receives management fees from the Company.

The management fee is calculated and payable quarterly in arrears at an annual rate of 0.25% of the average value of the gross assets of the Company at the end of the two most recently completed fiscal quarters, excluding any cash and cash equivalents and including assets acquired with leverage from use of the revolving credit facilities. For purposes of this calculation, cash and cash equivalents include any temporary investments in cash-equivalents, U.S. government securities and other high quality investment grade debt investments that mature in 12 months or less from the date of investment. The management fee for any partial quarter is prorated.

For the years ended December 31, 2016 and 2015, management fees were $677 thousand and $547 thousand, respectively, which were included in management fees in the Consolidated Statements of Operations included in the Annual Report. As of December 31, 2016 and 2015, $180 thousand and $151 thousand, respectively, were included in management fees payable in the Consolidated Statements of Assets and Liabilities included in the Annual Report.

On July 10, 2013, the Investment Adviser entered into a personnel agreement with Carlyle Employee Co., an affiliate of the Investment Adviser, pursuant to which Carlyle Employee Co. provides the Investment Adviser with access to investment professionals.

Administration Agreement

On March 20, 2017, at an in-person meeting of the Company’s Board, the Board, including a majority of the Independent Directors, approved the continuance of the Administration Agreement, dated July 10, 2013, between the Company and the Administrator. Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements equal to an amount that reimburses the Administrator for its costs and expenses and the Company’s allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the compensation paid to or compensatory distributions received by the Company’s officers (including the Chief Compliance Officer and Chief Financial Officer) and respective staff who provide services to the Company, operations staff who provide services to the Company, and any internal audit staff, to the extent internal audit performs a role in the Company’s Sarbanes-Oxley Act internal control assessment. Reimbursement under the Administration Agreement occurs quarterly in arrears.

For the years ended December 31, 2016 and 2015, NFIC incurred $185 thousand and $182 thousand, respectively, in fees under the Administration Agreement, which were included in administrative service fees in the Consolidated Statements of Operations included in the Annual Report. As of December 31, 2016 and 2015, $34 thousand and $35 thousand, respectively, were unpaid and included in administrative service fees payable in the Consolidated Statements of Assets and Liabilities included in the Annual Report.

Sub-Administration Agreements

On July 10, 2013, the Administrator entered into sub-administration agreements with Carlyle Employee Co. and CELF. Pursuant to the agreements, Carlyle Employee Co. and CELF provide the Administrator with access to personnel.

On July 10, 2013, the Administrator entered into a sub-administration agreement with State Street Bank and Trust Company (“State Street” and such agreement, as amended, the “State Street Sub-Administration Agreement”). On March 11, 2015, the Board, including a majority of the Independent Directors, approved an amendment to the State Street Sub-Administration Agreement. The initial term of the State Street Sub-Administration Agreement ended on April 1, 2015 and, unless terminated earlier, the State Street Sub-Administration Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board or by the vote of a majority of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. The State Street Sub-Administration Agreement may be terminated upon at least 60 days’ written notice and without penalty by the vote of a majority of the outstanding securities of the Company, or by the vote of the Board or by either party to the State Street Sub-Administration Agreement. For the years ended December 31, 2016 and 2015, fees incurred in connection with the State Street Sub-Administration Agreement, which amounted to $241 thousand and $201 thousand, respectively, were included in other general and administrative in the Consolidated Statements of Operations included in the Annual Report. As of December 31, 2016 and 2015, $60 thousand was unpaid and included in other accrued expenses and liabilities in the Consolidated Statements of Assets and Liabilities included in the Annual Report.

Placement Fees

On July 10, 2013, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee to TCG for TCG’s services. There are no placement fees paid by the Company under this arrangement.

Board of Directors

As of December 31, 2016 and 2015, current Directors had no capital commitments to the Company.

Review, Approval or Ratification of Related Party Transactions

In the ordinary course of business, we may enter into transactions with affiliates and portfolio companies that may be considered related party transactions. In order to ensure that we do not engage in any prohibited transactions with any persons affiliated with us, we have implemented certain policies and procedures whereby certain of our executive officers screen each of our transactions for any possible affiliations between the proposed portfolio investment, us, companies controlled by us, stockholders that own more than 5% of us and our employees and Directors. We will not enter into any agreements unless and until we are satisfied that doing so will not raise concerns under the Investment Company Act or, if such concerns exist, we have taken appropriate actions to seek review and approval by our Board or exemptive relief for such transactions. Our Board will review these procedures on an annual basis.

From time to time, the Investment Adviser, the Administrator or their respective affiliates, may pay third-party providers to provide goods or services to us. We will subsequently reimburse the Investment Adviser, the Administrator or such affiliates thereof for any such amounts paid on our behalf.

Address of Our Investment Adviser and Administrator

The principal executive offices of our Investment Adviser, Carlyle GMS Investment Management L.L.C., and our Administrator, Carlyle GMS Finance Administration L.L.C., are at 520 Madison Avenue, 40th Floor, New York, NY 10022.

Item 14. Principal Accountant Fees and Services

Set forth in the table below are audit fees and non-audit related fees billed to the Company and payable to Ernst & Young LLP (“EY”) for professional services performed for the Company’s fiscal years ended December 31, 2016 and December 31, 2015.

Fiscal Year/Period	Audit Fees	Audit- Related Fees(1)	Tax Fees(2)	All Other Fees(3)
2016	$254,000	$32,500	$17,500	$—
2015	$250,000	$29,500	$18,500	$—

(1)	“Audit-Related Fees” are those fees billed to the Company relating to audit services provided by EY.
(2)	“Tax Fees” are those fees billed to the Company in connection with tax consulting services performed by EY, including primarily the review of the Company’s income tax returns.
(3)	“All Other Fees” are those fees billed to the Company in connection with permitted non-audit services performed by EY.

The Audit Committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permitted non-audit services for the Company and for permitted non-audit services for the Company’s Investment Adviser and any affiliates thereof that provide services to the Company if such non-audit services have a direct impact on the operations or financial reporting of the Company. All of the audit and non-audit services described above for which fees were incurred by the Company for the fiscal years ended December 31, 2016 and 2015, were pre-approved by the Audit Committee, in accordance with its pre-approval policy.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements and Schedules. See the Original Form 10-K.

(b) Exhibits.

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws(1)

4.1	Form of Subscription Agreement(1)

10.1	Investment Advisory Agreement(1)

10.2	Administration Agreement(1)

10.3	Form of Indemnification Agreement(1)

10.4	Loan and Servicing Agreement(2)

10.5	Senior Secured Revolving Credit Agreement, dated as of March 27, 2014(4)

10.6	First Amendment, dated as of July 25, 2014, to the Loan and Servicing Agreement, dated as of September 12, 2013(5)

10.7	First Amendment, dated as of August 22, 2014, to the Senior Secured Revolving Credit Agreement, dated as of March 27, 2014(6)

10.8	Second Amendment, dated as of December 12, 2014, to the Senior Secured Revolving Credit Agreement, dated as of March 27, 2014(6)

10.9	Second Amendment, dated as of November 13, 2015, to the Loan and Servicing Agreement, dated as of September 12, 2013(7)

10.10	Third Amendment, dated as of August 31, 2016, to the Senior Secured Revolving Credit Agreement, dated as of March 27, 2014(8)

21.1	List of Subsidiaries(3)

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, in connection with the Original Form 10-K.(9)

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, in connection with the Original Form 10-K.(9)

31.3	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, in connection with the Amendment.*

31.4	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, in connection with the Amendment.*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(9)

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(9)

*	Filed herewith
(1)	Incorporated by reference to Form 10-12G/A filed by NFIC on July 22, 2013 (File No. 000-54961)
(2)	Incorporated by reference to Form 10-Q filed by NFIC on November 8, 2013 (File No. 814-01004)
(3)	Incorporated by reference to Form 10-12G filed by NFIC on May 24, 2013 (File No. 000-54961)

(4)	Incorporated by reference to Form 10-Q filed by NFIC on May 9, 2014 (File No. 814-01004)
(5)	Incorporated by reference to Form 10-Q filed by NFIC on August 13, 2014 (File No. 814-01004)
(6)	Incorporated by reference to Form 10-K filed by NFIC on March 27, 2015 (File No. 814-01004)
(7)	Incorporated by reference to Form 10-Q filed by NFIC on March 11, 2016 (File No. 814-01004)
(8)	Incorporated by reference to Form 10-Q filed by NFIC on November 10, 2016 (File No. 814-01004)
(9)	Incorporated by reference to Form 10-K filed by NFIC on March 22, 2017 (File No. 814-01004)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NF INVESTMENT CORP.

Dated: May 1, 2017	By	/s/ Venugopal Rathi
Venugopal Rathi
Chief Financial Officer
(principal financial and accounting officer)