Form 10-Q
period 2017-03-31
NF Investment Corp.
filed 2017-05-10
CIK 1561528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2017
Common stock, $0.01 par value	8,156,316

NF INVESTMENT CORP.

NF INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(dollar amounts in thousands, except per share data)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $270,327 and $291,008 respectively)	$267,265	$286,181
Cash and cash equivalents	5,012	7,217
Deferred financing costs	978	1,084
Interest receivable	788	795
Prepaid expenses and other assets	6	12

Total assets	$274,049	$295,289

LIABILITIES
Payable for investments purchased	$642	$3,456
Secured borrowings (Note 5)	113,084	130,427
Due to Investment Adviser	17	41
Interest and credit facility fees payable (Note 5)	625	616
Management fees payable (Note 4)	351	180
Dividend payable (Note 7)	3,589	4,567
Administrative service fees payable (Note 4)	28	34
Other accrued expenses and liabilities	532	422

Total liabilities	118,868	139,743

Commitments and contingencies (Notes 6 and 9)
NET ASSETS
Common stock, $0.01 par value; 200,000,000 shares authorized; 8,156,316 shares issued and outstanding at March 31, 2017 and December 31, 2016	82	82
Paid-in capital in excess of par value	160,936	160,936
Offering costs	(45)	(45)
Accumulated net investment income (loss), net of cumulative dividends of $30,359 and $26,770 at March 31, 2017 and December 31, 2016, respectively	(70)	(600)
Accumulated net realized gain (loss)	(2,660)	—
Accumulated net unrealized appreciation (depreciation)	(3,062)	(4,827)

Total net assets	$155,181	$155,546

NET ASSETS PER SHARE	$19.03	$19.07

The accompanying notes are an integral part of these consolidated financial statements.

NF INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollar amounts in thousands, except per share data)

(unaudited)

	For the three month periods ended
	March 31, 2017	March 31, 2016
Investment income:
Interest income from non-controlled/non-affiliated investments	$5,631	$4,519

Total investment income	5,631	4,519

Expenses:
Management fees (Note 4)	171	154
Professional fees	143	163
Administrative service fees (Note 4)	48	45
Interest expense (Note 5)	820	655
Credit facility fees (Note 5)	202	173
Directors’ fees and expenses	17	61
Other general and administrative	111	109

Total expenses	1,512	1,360

Net investment income (loss)	4,119	3,159
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments:
Net realized gain (loss) on investments—non-controlled/non-affiliated	(2,660)	10
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	1,765	(2,320)

Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(895)	(2,310)

Net increase (decrease) in net assets resulting from operations	$3,224	$849

Basic and diluted earnings per common share (Note 7)	$0.40	$0.12

Weighted-average shares of common stock outstanding—Basic and Diluted (Note 7)	8,156,316	6,960,097

Dividends declared per common share (Note 7)	$0.44	$0.44

The accompanying notes are an integral part of these consolidated financial statements.

NF INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(dollar amounts in thousands)

(unaudited)

	For the three month periods ended
	March 31, 2017	March 31, 2016
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$4,119	$3,159
Net realized gain (loss) on investments—non-controlled/non-affiliated	(2,660)	10
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	1,765	(2,320)

Net increase (decrease) in net assets resulting from operations	3,224	849

Capital transactions:
Common stock issued	—	8,000
Dividends declared (Note 7)	(3,589)	(3,203)

Net increase (decrease) in net assets resulting from capital share transactions	(3,589)	4,797

Net increase (decrease) in net assets	(365)	5,646

Net assets at beginning of period	155,546	131,519

Net assets at end of period	$155,181	$137,165

The accompanying notes are an integral part of these consolidated financial statements.

NF INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

(unaudited)

	For the three month periods ended
	March 31, 2017	March 31, 2016
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$3,224	$849
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	124	96
Net accretion of discount on investments	(648)	(143)
Net realized (gain) loss on investments—non-controlled/non-affiliated	2,660	(10)
Net change in unrealized (appreciation) depreciation on investments—non-controlled/non-affiliated	(1,765)	2,320
Cost of investments purchased and change in payable for investments purchased	(22,873)	(8,186)
Proceeds from sales and repayments of investments and change in receivable for investments sold	38,728	4,181
Changes in operating assets:
Interest receivable	7	56
Prepaid expenses and other assets	6	12
Changes in operating liabilities:
Due to Investment Adviser	(24)	(22)
Interest and credit facility fees payable	9	47
Management fees payable	171	3
Administrative service fees payable	(6)	15
Other accrued expenses and liabilities	110	120

Net cash provided by (used in) operating activities	19,723	(662)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	8,000
Borrowings on SPV Credit Facility and Credit Facility	13,200	2,500
Repayments of SPV Credit Facility and Credit Facility	(30,543)	(9,827)
Debt issuance costs paid	(18)	(25)
Dividends paid in cash	(4,567)	(3,226)

Net cash provided by (used in) financing activities	(21,928)	(2,578)

Net increase (decrease) in cash and cash equivalents	(2,205)	(3,240)
Cash and cash equivalents, beginning of period	7,217	7,404

Cash and cash equivalents, end of period	$5,012	$4,164

Supplemental disclosures:
Interest paid during the period	$811	$593
Dividends declared during the period	$3,589	$3,203

The accompanying notes are an integral part of these consolidated financial statements.

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of March 31, 2017

(dollar amounts in thousands)

(unaudited)

Investments— non-controlled/non-affiliated (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (96.83%)
Access CIG, LLC (2) (3) (5)	Business Services	L + 5.00% (1.00% Floor)	10/17/2021	$6,064	$6,027	$6,072	3.91%
Alpha Packaging Holdings, Inc. (2) (3) (4)	Containers, Packaging & Glass	L + 4.25% (1.00% Floor)	5/12/2020	3,764	3,762	3,764	2.43
Anaren, Inc. (2) (3) (4)	Telecommunications	L + 4.50% (1.00% Floor)	2/18/2021	3,154	3,134	3,155	2.03
APX Group Inc. (5) (8)	Consumer Services	6.38%	12/1/2019	1,458	1,441	1,500	0.97
Aquilex LLC (2) (3) (4)	Environmental Industries	L + 4.00% (1.00% Floor)	12/31/2020	3,208	3,206	3,205	2.07
Audax AAMP Holdings, Inc. (2) (3) (4)	Durable Consumer Goods	L + 6.50% (1.00% Floor)	6/24/2017	2,515	2,511	2,396	1.54
Brooks Equipment Company, LLC (2) (3) (4)	Construction & Building	L + 5.00% (1.00% Floor)	8/29/2020	3,522	3,499	3,514	2.26
Capstone Logistics Acquisition, Inc. (2) (3) (4)	Transportation: Cargo	L + 4.50% (1.00% Floor)	10/7/2021	4,870	4,836	4,861	3.13
Captive Resources Midco, LLC (2) (3) (4) (11) (12)	Banking, Finance, Insurance & Real Estate	L + 5.75% (1.00% Floor)	6/30/2020	4,139	4,090	4,139	2.67
Central Security Group, Inc. (2) (3) (4) (12)	Consumer Services	L + 5.63% (1.00% Floor)	10/6/2020	5,677	5,611	5,660	3.65
CIBT Holdings, Inc. (2) (3) (4) (11)	Transportation: Consumer	L + 5.25% (1.00% Floor)	6/28/2022	4,190	4,157	4,190	2.70
Colony Hardware Corporation (2) (3) (4)	Construction & Building	L + 6.00% (1.00% Floor)	10/23/2021	2,615	2,581	2,615	1.69
Cvent, Inc. (2) (3) (4) (12)	High Tech Industries	L + 5.00% (1.00% Floor)	6/30/2023	4,000	3,965	3,997	2.58
Datapipe, Inc. (2) (3) (5) (12)	Telecommunications	L + 4.75% (1.00% Floor)	3/15/2019	4,863	4,825	4,877	3.14
Dent Wizard International Corporation (2) (3) (4) (12)	Automotive	L + 4.75% (1.00% Floor)	4/7/2020	3,374	3,360	3,370	2.17
DermaRite Industries, LLC (2) (3) (5) (11)	Healthcare & Pharmaceuticals	L + 7.00% (1.00% Floor)	3/3/2022	3,344	3,276	3,301	2.13
Dimensional Dental Management, LLC (2) (3) (5) (9) (11)	Healthcare & Pharmaceuticals	L + 7.0% (1.00% Floor)	2/12/2021	2,649	2,596	2,658	1.71
Direct Travel, Inc. (2) (3) (5) (11)	Hotel, Gaming & Leisure	L + 6.50% (1.00% Floor)	12/1/2021	1,420	1,376	1,412	0.91
DTI Holdco, Inc. (2) (3) (4)	High Tech Industries	L + 5.25% (1.00% Floor)	9/30/2023	4,975	4,928	4,910	3.17
EP Minerals, LLC (2) (3) (4)	Metals & Mining	L + 4.50% (1.00% Floor)	8/20/2020	3,413	3,402	3,412	2.20
FCX Holdings Corp. (2) (3) (4) (12)	Capital Equipment	L + 4.50% (1.00% Floor)	8/4/2020	3,669	3,668	3,669	2.36
Genex Holdings, Inc. (2) (3) (4) (12)	Banking, Finance, Insurance & Real Estate	L + 4.25% (1.00% Floor)	5/30/2021	4,994	4,965	4,984	3.21
Green Energy Partners/Stonewall LLC (2) (3) (5)	Energy: Electricity	L + 5.50% (1.00% Floor)	11/13/2021	3,400	3,376	3,402	2.19
Hummel Station LLC. (2) (3) (5) (12)	Energy: Electricity	L + 6.00% (1.00% Floor)	10/27/2022	4,000	3,865	3,865	2.49
Imagine! Print Solutions, LLC (2) (3) (4)	Media: Advertising, Printing & Publishing	L + 6.00% (1.00% Floor)	3/30/2022	2,376	2,345	2,376	1.53
Imperial Bag & Paper Co. LLC (2) (3) (5) (12)	Forest Products & Paper	L + 6.00% (1.00% Floor)	1/7/2022	4,002	3,951	3,997	2.58
Indra Holdings Corp. (Totes Isotoner) (2) (3) (5)	Non-durable Consumer Goods	L + 4.25% (1.00% Floor)	5/1/2021	4,741	4,711	3,088	1.99
Integro Parent Inc. (2) (3) (4)	Banking, Finance, Insurance & Real Estate	L + 5.75% (1.00% Floor)	10/30/2022	4,939	4,822	4,863	3.13
International Medical Group, Inc. (2) (3) (5) (9) (12)	Banking, Finance, Insurance & Real Estate	L + 6.50% (1.00% Floor)	10/30/2020	5,000	4,921	5,062	3.26
Jackson Hewitt Inc. (2) (3) (4)	Retail	L + 7.00% (1.00% Floor)	7/30/2020	1,302	1,283	1,230	0.79
Metrogistics LLC (2) (3) (4)	Transportation: Cargo	L + 6.50% (1.00% Floor)	9/30/2022	1,789	1,764	1,789	1.15

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

As of March 31, 2017

(dollar amounts in thousands)

(unaudited)

Investments— non-controlled/non-affiliated (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (96.83%) (continued)
Ministry Brands, LLC (2) (3) (5) (12)	High Tech Industries	L + 5.00% (1.00% Floor)	12/2/2022	$5,988	$5,935	$5,960	3.84%
MTC Intermediate Holdco, Inc. (2) (3) (4)	Banking, Finance, Insurance & Real Estate	L + 5.00% (1.00% Floor)	2/8/2022	4,000	3,964	3,981	2.57
National Technical Systems, Inc. (2) (3) (4) (11)	Aerospace & Defense	L + 6.25% (1.00% Floor)	6/12/2021	5,798	5,738	5,593	3.61
NES Global Talent Finance US LLC (United Kingdom) (2) (3) (4) (8)	Energy: Oil & Gas	L + 5.50% (1.00% Floor)	10/3/2019	3,106	3,075	3,010	1.94
Netsmart Technologies, Inc. (2) (3) (5)	High Tech Industries	L + 4.50% (1.00% Floor)	4/19/2023	4,566	4,525	4,545	2.93
OnCourse Learning Corporation (2) (3) (4) (5) (11)	Consumer Services	L + 6.50% (1.00% Floor)	9/12/2021	2,898	2,858	2,921	1.88
Paradigm Acquisition Corp. (2) (3) (5)	Business Services	L + 5.00% (1.00% Floor)	6/2/2022	4,323	4,272	4,323	2.79
Pasternack Enterprises, Inc. (Infinite RF) (2) (3) (4)	Capital Equipment	L + 5.00% (1.00% Floor)	5/27/2022	3,973	3,947	3,964	2.55
Pelican Products, Inc. (2) (3) (4)	Containers, Packaging & Glass	L + 4.25% (1.00% Floor)	4/11/2020	2,916	2,908	2,909	1.87
Plano Molding Company, LLC (2) (3) (5)	Hotel, Gaming & Leisure	L + 7.50% (1.00% Floor)	5/12/2021	3,527	3,502	3,361	2.17
PPT Management Holdings, LLC (2) (3) (5)	Healthcare & Pharmaceuticals	L + 6.00% (1.00% Floor)	12/16/2022	2,494	2,471	2,495	1.61
Premier Senior Marketing, LLC (2) (3) (5) (12)	Banking, Finance, Insurance & Real Estate	L + 5.00% (1.00% Floor)	7/1/2022	3,731	3,683	3,731	2.40
Product Quest Manufacturing LLC (2) (3) (4) (9) (12)	Containers, Packaging & Glass	L + 5.75% (1.00% Floor)	9/9/2020	5,000	4,926	4,620	2.98
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2) (3) (5)	Wholesale	L + 4.50% (1.00% Floor)	1/28/2020	4,259	4,238	3,469	2.24
PSC Industrial Holdings Corp. (2) (3) (4)	Environmental Industries	L + 4.75% (1.00% Floor)	12/5/2020	2,933	2,913	2,871	1.85
PT Intermediate Holdings III, LLC (Parts Town) (2) (3) (4) (5) (11) (12)	Wholesale	L + 6.50% (1.00% Floor)	6/23/2022	2,171	2,148	2,160	1.39
Q Holding Company (2) (3) (4)	Automotive	L + 5.00% (1.00% Floor)	12/18/2021	3,482	3,449	3,490	2.25
Reliant Pro Rehab, LLC (2) (3) (5) (9)	Healthcare & Pharmaceuticals	L + 10.00% (1.00% Floor)	12/29/2017	2,475	2,456	2,474	1.59
Restaurant Technologies, Inc. (2) (3) (4)	Retail	L + 4.75% (1.00% Floor)	11/23/2022	3,500	3,469	3,505	2.26
SolAero Technologies Corp. (2) (3) (4) (5)	Telecommunications	L + 5.25% (1.00% Floor)	12/10/2020	6,442	6,400	5,987	3.86
Superior Health Linens, LLC (2) (3) (4) (5) (11)	Business Services	L + 6.50% (1.00% Floor)	9/30/2021	1,980	1,949	1,959	1.26
The SI Organization, Inc. (2) (3) (4)	Aerospace & Defense	L + 4.75% (1.00% Floor)	11/23/2019	5,863	5,832	5,922	3.82
The Topps Company, Inc. (2) (3) (4)	Non-durable Consumer Goods	L + 6.00% (1.25% Floor)	10/2/2020	4,664	4,646	4,663	3.00
Transilwrap Company, Inc. (2) (3) (4) (12)	Chemicals, Plastics & Rubber	L + 4.50% (1.00% Floor)	11/22/2019	1,757	1,750	1,757	1.13
Transilwrap Company, Inc. (2) (3) (4) (12)	Chemicals, Plastics & Rubber	L + 4.00% (1.00% Floor)	11/22/2019	4,816	4,812	4,816	3.10
Tweddle Group, Inc. (2) (3) (4)	Media: Advertising, Printing & Publishing	L + 6.00 (1.00% Floor)	10/24/2022	1,778	1,744	1,785	1.15
TwentyEighty, Inc.—(Revolver) (fka Miller Heiman, Inc.) (2)(3)(5) (10) (11)	Business Services	L + 8.00% (1.00% Floor)	3/31/2020	—	(2)	(1)	0.00
TwentyEighty, Inc.— (Term A Loans) (2) (3) (5) (10)	Business Services	L + 3.50% (1.00% Floor), 4.50% PIK	3/31/2020	983	977	977	0.63
TwentyEighty, Inc.— (Term B Loans) (5) (10)	Business Services	1.00%, 7.00% PIK	3/31/2020	1,615	1,615	1,297	0.83

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

As of March 31, 2017

(dollar amounts in thousands)

(unaudited)

Investments— non-controlled/non-affiliated (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (96.83%) (continued)
TwentyEighty, Inc.— (Term C Loans) (5) (10)	Business Services	0.25%, 8.50% PIK	3/31/2020	$1,541	$1,541	$772	0.50%
U.S. Acute Care Solutions, LLC (2) (3) (4)	Healthcare & Pharmaceuticals	L + 5.00% (1.00% Floor)	5/15/2021	5,940	5,902	5,927	3.82
U.S. Anesthesia Partners, Inc. (2) (3) (4) (12)	Healthcare & Pharmaceuticals	L + 5.00% (1.00% Floor)	12/31/2019	2,587	2,564	2,591	1.67
Vantage Specialty Chemicals, Inc. (2) (3) (4) (12)	Chemicals, Plastics & Rubber	L + 4.50% (1.00% Floor)	2/5/2021	4,466	4,437	4,444	2.86
Vetcor Professional Practices, LLC (2) (3) (4) (5) (11)	Consumer Services	L + 6.00% (1.00% Floor)	4/20/2021	5,426	5,339	5,473	3.54
Violin Finco S.A.R.L. (Alexander Mann Solutions) (United Kingdom) (2) (3) (4) (8)	Business Services	L + 4.75% (1.00% Floor)	12/20/2019	2,810	2,795	2,810	1.81
Vistage Worldwide Inc. (2) (3) (4) (12) Business Services		L + 5.50% (1.00% Floor)	8/19/2021	4,793	4,756	4,827	3.11
VRC Companies, LLC (2) (3) (11) (13)	Business Services	L + 6.50% (1.00% Floor)	3/31/2023	2,848	2,769	2,793	1.80
W/S Packaging Group, Inc. (2) (3) (4)	Containers, Packaging & Glass	L + 5.00% (1.00% Floor)	8/9/2019	4,036	4,028	3,874	2.50
Watchfire Enterprises, Inc. (2) (3) (4)	Media: Advertising, Printing & Publishing	L + 4.00% (1.00% Floor)	10/2/2020	3,342	3,335	3,342	2.15
Winchester Electronics Corporation (2) (3) (5) (11)	Capital Equipment	L + 6.50% (1.00% Floor)	6/30/2022	4,550	4,486	4,625	2.98
WIRB—Copernicus Group, Inc. (2) (3) (4)	Healthcare & Pharmaceuticals	L + 5.00% (1.00% Floor)	8/12/2022	2,635	2,617	2,627	1.69
Zest Holdings, LLC (2) (3) (4)	Durable Consumer Goods	L + 4.75% (1.00% Floor)	8/16/2020	4,822	4,818	4,818	3.10

First Lien Debt Total					$261,841	$258,800	166.77%

Second Lien Debt (3.17%)
AmeriLife Group, LLC (2) (3) (5) (12)	Banking, Finance, Insurance & Real Estate	L + 8.75% (1.00% Floor)	1/10/2023	$2,000	$1,967	$1,932	1.25%
Argon Medical Devices, Inc. (2) (3) (4)	Healthcare & Pharmaceuticals	L + 9.50% (1.00% Floor)	6/23/2022	1,000	974	1,018	0.66
Berlin Packaging L.L.C. (2) (3) (5)	Containers, Packaging & Glass	L + 6.75% (1.00% Floor)	10/1/2022	573	570	577	0.37
Charter NEX US Holdings, Inc. (2) (3) (5)	Chemicals, Plastics & Rubber	L + 8.25% (1.00% Floor)	2/5/2023	1,479	1,461	1,479	0.95
Genex Holdings, Inc. (2) (3) (4) (12)	Banking, Finance, Insurance & Real Estate	L + 7.75% (1.00% Floor)	5/30/2022	1,000	990	1,000	0.64
Jazz Acquisition, Inc. (Wencor) (2) (3) (5)	Aerospace & Defense	L + 6.75% (1.00% Floor)	6/19/2022	800	797	705	0.46
MRI Software, LLC (2) (3) (4)	Software	L + 8.00% (1.00% Floor)	6/23/2022	1,250	1,235	1,256	0.81
Vantage Specialty Chemicals, Inc. (2) (3) (4) (12)	Chemicals, Plastics & Rubber	L + 8.75% (1.00% Floor)	2/5/2022	500	492	498	0.32

Second Lien Debt Total					$8,486	$8,465	5.46%

Total Investments—non-controlled/non-affiliated(14)					$270,327	$267,265	172.23%

(1)	Unless otherwise indicated, issuers of debt investments held by NF Investment Corp. (together with its consolidated subsidiaries, “we,” “us,” “our,” “NFIC” or the “Company”) are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of March 31, 2017, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2017, the Company is not an “affiliated person” of any of these portfolio companies.

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

As of March 31, 2017

(dollar amounts in thousands)

(unaudited)

(2)	Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has provided the interest rate in effect as of March 31, 2017. As of March 31, 2017, all of our LIBOR loans were indexed to the 90-day LIBOR rate at 1.15%, except for those loans as indicated in Notes 12 and 13 below.
(3)	Loan includes interest rate floor feature.
(4)	Denotes that all or a portion of the assets are owned by the Company’s wholly owned subsidiary, NFIC SPV LLC (the “SPV”). The SPV has entered into a senior secured revolving credit facility (as amended, the “SPV Credit Facility”). The lenders of the SPV Credit Facility have a first lien security interest in substantially all of the assets of the SPV (see Note 5, Borrowings). Accordingly, such assets are not available to creditors of the Company.
(5)	Denotes that all or a portion of the assets are owned by the Company. The Company has entered into a senior secured revolving credit facility (as amended, the “Credit Facility” and, together with the SPV Credit Facility, the “Facilities”). The lender of the Credit Facility has a first lien security interest in substantially all of the portfolio investments held by the Company (see Note 5, Borrowings). Accordingly, such assets are not available to creditors of the SPV.
(6)	Amortized cost represents original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.
(7)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 2, Significant Accounting Policies, and Note 3, Fair Value Measurements), pursuant to the Company’s valuation policy.
(8)	The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(9)	In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders as follows: Dimensional Dental Management, LLC (4.70%), International Medical Group, Inc. (4.79%), Product Quest Manufacturing LLC (3.66%) and Reliant Pro Rehab, LLC (nil). Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.
(10)	Loan was on non-accrual status as of March 31, 2017.
(11)	As of March 31, 2017, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non controlled/non-affiliated	Type	Unused Fee	Par/Principal Amount	Fair Value
First Lien Debt—unfunded delayed draw and revolving term loans commitments
Captive Resources Midco, LLC	Revolver	0.50%	$268	$—
Captive Resources Midco, LLC	Delayed Draw	1.25%	446	—
CIBT Holdings, Inc.	Delayed Draw	1.00%	779	—
DermaRite Industries, LLC	Revolver	0.50%	655	(7)
Dimensional Dental Management, LLC	Delayed Draw	1.00%	201	1
Direct Travel, Inc.	Delayed Draw	1.00%	1,073	(4)
National Technical Systems, Inc.	Delayed Draw	1.00%	1,031	(28)
National Technical Systems, Inc.	Revolver	0.50%	469	(17)
OnCourse Learning Corporation	Revolver	0.50%	95	1
PT Intermediate Holdings III, LLC (Parts Town)	Revolver	0.50%	159	(1)
Superior Health Linens, LLC	Revolver	0.50%	269	(2)
TwentyEighty, Inc. (fka Miller Heiman, Inc.)	Revolver	0.50%	155	(1)
Vetcor Professional Practices, LLC	Delayed Draw	1.00%	835	6
VRC Companies, LLC	Delayed Draw	1.00%	501	(8)
VRC Companies, LLC	Revolver	0.50%	201	(3)
Winchester Electronics Corporation	Delayed Draw	1.00%	417	6

Total unfunded commitments			$7,554	$(57)

(12)	As of March 31, 2017, this LIBOR loan was indexed to the 30-day LIBOR rate at 0.98%.
(13)	As of March 31, 2017, this LIBOR loan was indexed to the 180-day LIBOR rate at 1.42%.

(14) Effective January 31, 2017, TwentyEighty, Inc. (fka Miller Heiman, Inc.) completed a restructuring whereby the first lien debt held by the Company was converted into new term loans and equity. As a result, in addition to the term loans included above, the Company also received 17,850 shares of equity in TwentyEighty Investors LLC on the effective date at no cost, which were fair valued at $0 as of March 31, 2017.

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

As of March 31, 2017

(dollar amounts in thousands)

(unaudited)

As of March 31, 2017, investments—non-controlled/non-affiliated, at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$261,841	$258,800	96.83%
Second Lien Debt	8,486	8,465	3.17

Total	$270,327	$267,265	100.00%

Type	Amortized Cost	Fair Value	% of Fair Value
Floating Rate	$265,730	$263,696	98.66%
Fixed Rate	4,597	3,569	1.34

Total	$270,327	$267,265	100.00%

The industry composition of investments—non-controlled/non-affiliated at fair value as of March 31, 2017 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$12,367	$12,220	4.57%
Automotive	6,809	6,860	2.57
Banking, Finance, Insurance & Real Estate	29,402	29,692	11.11
Business Services	26,699	25,829	9.66
Capital Equipment	12,101	12,258	4.58
Chemicals, Plastics & Rubber	12,952	12,994	4.86
Construction & Building	6,080	6,129	2.29
Consumer Services	15,249	15,554	5.82
Containers, Packaging & Glass	16,194	15,744	5.89
Durable Consumer Goods	7,329	7,214	2.70
Energy: Electricity	7,241	7,267	2.72
Energy: Oil & Gas	3,075	3,010	1.13
Environmental Industries	6,119	6,076	2.27
Forest Products & Paper	3,951	3,997	1.50
Healthcare & Pharmaceuticals	22,856	23,091	8.64
High Tech Industries	19,353	19,412	7.26
Hotel, Gaming & Leisure	4,878	4,773	1.79
Media: Advertising, Printing & Publishing	7,424	7,503	2.81
Metals & Mining	3,402	3,412	1.28
Non-durable Consumer Goods	9,357	7,751	2.90
Retail	4,752	4,735	1.77
Software	1,235	1,256	0.47
Telecommunications	14,359	14,019	5.24
Transportation: Cargo	6,600	6,650	2.49
Transportation: Consumer	4,157	4,190	1.57
Wholesale	6,386	5,629	2.11

Total	$270,327	$267,265	100.00%

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

As of March 31, 2017

(dollar amounts in thousands)

(unaudited)

The geographical composition of investments—non-controlled/non-affiliated at fair value as of March 31, 2017 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
United Kingdom	$5,870	$5,820	2.18%
United States	264,457	261,445	97.82

Total	$270,327	$267,265	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2016

(dollar amounts in thousands)

Investments— non-controlled/non-affiliated (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (96.36%)
Access CIG, LLC (2) (3) (5)	Business Services	L + 5.00% (1.00% Floor)	10/17/2021	$6,079	$6,041	$6,079	3.91%
AF Borrower LLC (Accuvant) (2) (3) (4)	High Tech Industries	L + 5.25% (1.00% Floor)	1/28/2022	4,028	3,981	4,028	2.59
Alpha Packaging Holdings, Inc. (2) (3) (4)	Containers, Packaging & Glass	L + 4.25% (1.00% Floor)	5/12/2020	3,774	3,771	3,774	2.43
Anaren, Inc. (2) (3) (4)	Telecommunications	L + 4.50% (1.00% Floor)	2/18/2021	3,170	3,150	3,170	2.04
APX Group Inc. (5) (8)	Consumer Services	6.38%	12/1/2019	2,500	2,450	2,572	1.65
Aquilex LLC (2) (3) (4)	Environmental Industries	L + 4.00% (1.00% Floor)	12/31/2020	3,212	3,209	3,207	2.06
Audax AAMP Holdings, Inc. (2) (3) (4)	Durable Consumer Goods	L + 6.00% (1.00% Floor)	6/24/2017	2,552	2,546	2,533	1.63
Brooks Equipment Company, LLC (2) (3) (4)	Construction & Building	L + 5.00% (1.00% Floor)	8/29/2020	1,674	1,664	1,671	1.07
Capstone Logistics Acquisition, Inc. (2) (3) (4)	Transportation: Cargo	L + 4.50% (1.00% Floor)	10/7/2021	4,870	4,834	4,803	3.09
Captive Resources Midco, LLC (2) (3) (4) (11)	Banking, Finance, Insurance & Real Estate	L + 5.75% (1.00% Floor)	6/30/2020	4,150	4,097	4,144	2.66
Central Security Group, Inc. (2) (3) (4) (12)	Consumer Services	L + 5.63% (1.00% Floor)	10/6/2020	5,692	5,622	5,672	3.65
CIBT Holdings, Inc. (2) (3) (4) (11)	Transportation: Consumer	L + 5.25% (1.00% Floor)	6/28/2022	4,211	4,177	4,211	2.71
Colony Hardware Corporation (2) (3) (4)	Construction & Building	L + 6.00% (1.00% Floor)	10/23/2021	2,621	2,586	2,621	1.69
Cvent, Inc. (2) (3) (4)	High Tech Industries	L + 5.00% (1.00% Floor)	6/30/2023	4,000	3,960	3,996	2.57
Datapipe, Inc. (2) (3) (5) (12)	Telecommunications	L + 4.75% (1.00% Floor)	3/15/2019	4,875	4,833	4,882	3.14
Dent Wizard International Corporation (2) (3) (4) (12)	Automotive	L + 4.75% (1.00% Floor)	4/7/2020	3,374	3,359	3,374	2.17
Dimensional Dental Management, LLC (2) (3) (5) (9) (11)	Healthcare & Pharmaceuticals	L + 7.00% (1.00% Floor)	2/12/2021	2,500	2,445	2,474	1.59
Direct Travel, Inc. (2) (3) (5) (11)	Hotel, Gaming & Leisure	L + 6.50% (1.00% Floor)	12/1/2021	1,427	1,380	1,413	0.91
DTI Holdco, Inc. (2) (3) (4) (12)	High Tech Industries	L + 5.25% (1.00% Floor)	9/30/2023	4,988	4,939	4,913	3.16
Emerging Markets Communications, LLC (2) (3) (4) (8)	Telecommunications	L + 5.75% (1.00% Floor)	7/1/2021	1,970	1,811	1,970	1.27
EP Minerals, LLC (2) (3) (4)	Metals & Mining	L + 4.50% (1.00% Floor)	8/20/2020	3,421	3,410	3,419	2.20
FCX Holdings Corp. (2) (3) (4) (12)	Capital Equipment	L + 4.50% (1.00% Floor)	8/4/2020	3,672	3,670	3,672	2.36
Generation Brands Holdings, Inc. (2) (3) (5)	Durable Consumer Goods	L + 5.00% (1.00% Floor)	6/10/2022	4,975	4,929	5,025	3.23
Genex Holdings, Inc. (2) (3) (4) (12)	Banking, Finance, Insurance & Real Estate	L + 4.25% (1.00% Floor)	5/30/2021	5,007	4,977	5,002	3.22
Green Energy Partners/Stonewall LLC (2) (3) (5)	Energy: Electricity	L + 5.50% (1.00% Floor)	11/13/2021	3,400	3,374	3,400	2.19
Hummel Station LLC. (2) (3) (5) (12)	Energy: Electricity	L + 6.00% (1.00% Floor)	10/27/2022	4,000	3,860	3,840	2.47
Imagine! Print Solutions, LLC (2) (3) (4)	Media: Advertising, Printing & Publishing	L + 6.00% (1.00% Floor)	3/30/2022	2,382	2,350	2,400	1.54
Imperial Bag & Paper Co. LLC (2) (3) (5) (12)	Forest Products & Paper	L + 6.00% (1.00% Floor)	1/7/2022	4,012	3,958	3,987	2.56
Indra Holdings Corp. (Totes Isotoner) (2) (3) (5)	Non-durable Consumer Goods	L + 4.25% (1.00% Floor)	5/1/2021	4,741	4,710	3,518	2.26
Integro Parent Inc. (2) (3) (4) (12)	Banking, Finance, Insurance & Real Estate	L + 5.75% (1.00% Floor)	10/30/2022	4,951	4,830	4,853	3.12
International Medical Group, Inc. (2) (3) (5) (9)	Banking, Finance, Insurance & Real Estate	L + 6.50% (1.00% Floor)	10/30/2020	5,000	4,917	5,040	3.24

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

As of December 31, 2016

(dollar amounts in thousands)

Investments— non-controlled/non-affiliated (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (96.36%) (continued)
Jackson Hewitt Inc. (2) (3) (4)	Retail	L + 7.00% (1.00% Floor)	7/30/2020	$1,302	$1,282	$1,237	0.80%
Metrogistics LLC (2) (3) (4)	Transportation: Cargo	L + 6.50% (1.00% Floor)	9/30/2022	1,800	1,775	1,787	1.15
Ministry Brands, LLC (2) (3) (5) (11)	High Tech Industries	L + 5.00% (1.00% Floor)	12/2/2022	4,708	4,655	4,702	3.02
MSX International, Inc. (2) (3) (4)	Automotive	L + 5.00% (1.00% Floor)	8/21/2020	1,962	1,950	1,962	1.26
National Technical Systems, Inc. (2) (3) (4) (11)	Aerospace & Defense	L + 6.25% (1.00% Floor)	6/12/2021	5,798	5,736	5,522	3.55
NES Global Talent Finance US LLC (United Kingdom) (2) (3) (4) (8)	Energy: Oil & Gas	L + 5.50% (1.00% Floor)	10/3/2019	3,150	3,116	3,055	1.96
Netsmart Technologies, Inc. (2) (3) (5)	High Tech Industries	L + 4.50% (1.00% Floor)	4/19/2023	4,577	4,535	4,538	2.92
OnCourse Learning Corporation (2) (3) (4) (5) (11) (12)	Consumer Services	L + 6.50% (1.00% Floor)	9/12/2021	2,905	2,864	2,913	1.87
Paradigm Acquisition Corp. (2) (3) (5)	Business Services	L + 5.00% (1.00% Floor)	6/2/2022	4,334	4,281	4,330	2.78
Pasternack Enterprises, Inc. (Infinite RF) (2) (3) (4)	Capital Equipment	L + 5.00% (1.00% Floor)	5/27/2022	2,985	2,961	2,985	1.92
Pelican Products, Inc. (2) (3) (4)	Containers, Packaging & Glass	L + 4.25% (1.00% Floor)	4/11/2020	2,924	2,915	2,905	1.87
Plano Molding Company, LLC (2) (3) (5)	Hotel, Gaming & Leisure	L + 6.50% (1.00% Floor)	5/12/2021	3,536	3,510	3,369	2.17
PPT Management Holdings, LLC (2) (3) (5)	Healthcare & Pharmaceuticals	L + 6.00% (1.00% Floor)	12/16/2022	2,500	2,476	2,492	1.60
Premier Senior Marketing, LLC (2) (3) (5) (12)	Banking, Finance, Insurance & Real Estate	L + 5.00% (1.00% Floor)	7/1/2022	3,741	3,690	3,741	2.41
Product Quest Manufacturing LLC (2) (3) (4) (9)	Containers, Packaging & Glass	L + 5.75% (1.00% Floor)	9/9/2020	5,000	4,923	4,614	2.97
Prowler Acquisition Corp. (Pipeline Supply and Service, LLC) (2) (3) (5)	Wholesale	L + 4.50% (1.00% Floor)	1/28/2020	4,270	4,248	3,204	2.06
PSC Industrial Holdings Corp. (2) (3) (4)	Environmental Industries	L + 4.75% (1.00% Floor)	12/5/2020	2,940	2,920	2,822	1.81
PSI Services LLC (2) (3) (4) (9) (12)	Business Services	L + 6.75% (1.00% Floor)	2/27/2021	5,681	5,558	6,042	3.88
PT Intermediate Holdings III, LLC (Parts Town) (2) (3) (4) (5) (11)	Wholesale	L + 6.50% (1.00% Floor)	6/23/2022	1,935	1,913	1,952	1.25
Q Holding Company (2) (3) (4)	Automotive	L + 5.00% (1.00% Floor)	12/18/2021	3,491	3,457	3,485	2.24
Reliant Pro Rehab, LLC (2) (3) (5) (9)	Healthcare & Pharmaceuticals	L + 10.00% (1.00% Floor)	12/29/2017	2,481	2,447	2,481	1.60
Restaurant Technologies, Inc. (2) (3) (4)	Retail	L + 4.75% (1.00% Floor)	11/23/2022	3,500	3,468	3,492	2.24
SolAero Technologies Corp. (2) (3) (4) (5)	Telecommunications	L + 5.25% (1.00% Floor)	12/10/2020	6,527	6,482	6,270	4.03
Superior Health Linens, LLC (2) (3) (4) (5) (11)	Business Services	L + 6.50% (1.00% Floor)	9/30/2021	1,980	1,947	1,966	1.26
Teaching Strategies, LLC (2) (3) (4)	Media: Advertising, Printing & Publishing	L + 5.50% (0.50% Floor)	10/1/2019	4,454	4,442	4,454	2.86
The SI Organization, Inc. (2) (3) (4)	Aerospace & Defense	L + 4.75% (1.00% Floor)	11/23/2019	5,879	5,845	5,949	3.82
The Topps Company, Inc. (2) (3) (4)	Non-durable Consumer Goods	L + 6.00% (1.25% Floor)	10/2/2020	4,677	4,656	4,699	3.02
Transilwrap Company, Inc. (2) (3) (4) (12)	Chemicals, Plastics & Rubber	L + 4.50% (1.00% Floor)	11/22/2019	1,762	1,754	1,761	1.13
Transilwrap Company, Inc. (2) (3) (4) (12)	Chemicals, Plastics & Rubber	L + 3.75% (1.00% Floor)	11/22/2019	4,829	4,824	4,829	3.10
Tweddle Group, Inc. (2) (3) (4)	Media: Advertising, Printing & Publishing	L + 6.00% (1.00% Floor)	10/24/2022	1,800	1,765	1,790	1.15
TwentyEighty, Inc. (fka Miller Heiman, Inc.) (2) (3) (5) (10)	Business Services	L + 6.00% (1.00% Floor)	9/30/2019	6,433	6,383	2,621	1.69
U.S. Acute Care Solutions, LLC (2) (3) (4)	Healthcare & Pharmaceuticals	L + 5.00% (1.00% Floor)	5/15/2021	5,955	5,915	5,941	3.82
U.S. Anesthesia Partners, Inc. (2) (3) (4)	Healthcare & Pharmaceuticals	L + 5.00% (1.00% Floor)	12/31/2019	2,594	2,569	2,590	1.67
U.S. Farathane, LLC (2) (3) (4)	Automotive	L + 4.75% (1.00% Floor)	12/23/2021	4,950	4,904	4,950	3.18

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

As of December 31, 2016

(dollar amounts in thousands)

Investments— non-controlled/non-affiliated (1)	Industry	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (6)	Fair Value (7)	Percentage of Net Assets
First Lien Debt (96.36%) (continued)
Vantage Specialty Chemicals, Inc. (2) (3) (4) (12)	Chemicals, Plastics & Rubber	L + 4.50% (1.00% Floor)	2/5/2021	$4,477	$4,447	$4,476	2.88%
Vetcor Professional Practices, LLC (2) (3) (4) (5) (11)	Consumer Services	L + 6.25% (1.00% Floor)	4/20/2021	4,763	4,691	4,791	3.08
Violin Finco S.A.R.L. (Alexander Mann Solutions) (United Kingdom) (2) (3) (4) (8)	Business Services	L + 4.75% (1.00% Floor)	12/20/2019	2,818	2,803	2,816	1.81
Vistage Worldwide Inc. (2) (3) (4) (12)	Business Services	L + 5.50% (1.00% Floor)	8/19/2021	4,793	4,754	4,781	3.08
Vitera Healthcare Solutions, LLC (2) (3) (5)	Healthcare & Pharmaceuticals	L + 5.00% (1.00% Floor)	11/4/2020	3,186	3,167	3,177	2.04
W/S Packaging Group, Inc. (2) (3) (4)	Containers, Packaging & Glass	L + 5.00% (1.00% Floor)	8/9/2019	4,058	4,049	3,831	2.46
Watchfire Enterprises, Inc. (2) (3) (4)	Media: Advertising, Printing & Publishing	L + 4.00% (1.00% Floor)	10/2/2020	3,342	3,334	3,342	2.15
Winchester Electronics Corporation (2) (3) (5) (11)	Capital Equipment	L + 6.50% (1.00% Floor)	6/30/2022	4,562	4,493	4,577	2.94
WIRB—Copernicus Group, Inc. (2) (3) (4)	Healthcare & Pharmaceuticals	L + 5.00% (1.00% Floor)	8/12/2022	1,995	1,979	2,013	1.29
Zest Holdings, LLC (2) (3) (4)	Durable Consumer Goods	L + 4.75% (1.00% Floor)	8/16/2020	4,822	4,818	4,849	3.12

First Lien Debt Total					$280,541	$275,766	177.29%

Second Lien Debt (3.64%)
AF Borrower LLC (Accuvant) (2) (3) (5)	High Tech Industries	L + 9.00% (1.00% Floor)	1/30/2023	$2,000	$1,983	$2,000	1.29%
AmeriLife Group, LLC (2) (3) (5)	Banking, Finance, Insurance & Real Estate	L + 8.75% (1.00% Floor)	1/10/2023	2,000	1,966	1,921	1.23
Argon Medical Devices, Inc. (2) (3) (4)	Healthcare & Pharmaceuticals	L + 9.50% (1.00% Floor)	6/23/2022	1,000	974	1,010	0.65
Berlin Packaging L.L.C. (2) (3) (5)	Containers, Packaging & Glass	L + 6.75% (1.00% Floor)	10/1/2022	573	570	578	0.37
Charter NEX US Holdings, Inc. (2) (3) (5)	Chemicals, Plastics & Rubber	L + 8.25% (1.00% Floor)	2/5/2023	1,479	1,461	1,494	0.96
Genex Holdings, Inc. (2) (3) (4) (12)	Banking, Finance, Insurance & Real Estate	L + 7.75% (1.00% Floor)	5/30/2022	1,000	990	998	0.64
Jazz Acquisition, Inc. (Wencor) (2) (3) (5)	Aerospace & Defense	L + 6.75% (1.00% Floor)	6/19/2022	800	797	665	0.43
MRI Software, LLC (2) (3) (4)	Software	L + 8.00% (1.00% Floor)	6/23/2022	1,250	1,235	1,252	0.80
Vantage Specialty Chemicals, Inc. (2) (3) (4) (12)	Chemicals, Plastics & Rubber	L + 8.75% (1.00% Floor)	2/5/2022	500	491	497	0.32

Second Lien Debt Total					$10,467	$10,415	6.69%

Total Investments—non-controlled/non-affiliated					$291,008	$286,181	183.98%

(1)	Unless otherwise indicated, issuers of debt investments held by NFIC are domiciled in the United States. Under the Investment Company Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2016, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2016, the Company is not an “affiliated person” of any of these portfolio companies.
(2)	Variable rate loans to the portfolio companies bear interest at a rate that may be determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has provided the interest rate in effect as of December 31, 2016. As of December 31, 2016, all our LIBOR loans were indexed to the 90-day LIBOR rate at 1.00%, except for those loans as indicated in Note 12 below.
(3)	Loan includes interest rate floor feature.
(4)	Denotes that all or a portion of the assets are owned by the SPV. The SPV has entered into the SPV Credit Facility. The lenders of the SPV Credit Facility have a first lien security interest in substantially all of the assets of the SPV (see Note 5, Borrowings). Accordingly, such assets are not available to creditors of the Company.
(5)	Denotes that all or a portion of the assets are owned by the Company. The Company has entered into the Credit Facility. The lender of the Credit Facility has a first lien security interest in substantially all of the portfolio investments held by the Company (see Note 5, Borrowings). Accordingly, such assets are not available to creditors of the SPV.
(6)	Amortized cost represents original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

As of December 31, 2016

(dollar amounts in thousands)

(7)	Fair value is determined in good faith by or under the direction of the Board of Directors of the Company (see Note 2, Significant Accounting Policies, and Note 3, Fair Value Measurements), pursuant to the Company’s valuation policy.
(8)	The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(9)	In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders as follows: Dimensional Dental Management, LLC (4.54%), International Medical Group, Inc. (4.64%), Product Quest Manufacturing LLC (3.54%), PSI Services LLC (4.40%) and Reliant Pro Rehab, LLC (nil). Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.
(10)	Loan was on non-accrual status as of December 31, 2016.
(11)	As of December 31, 2016, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non controlled/non-affiliated	Type	Unused Fee	Par/Principal Amount	Fair Value
First Lien Debt—unfunded delayed draw and revolving term loans commitments
Captive Resources Midco, LLC	Revolver	0.50%	$268	$—
Captive Resources Midco, LLC	Delayed Draw	1.25%	446	(1)
CIBT Holdings, Inc.	Delayed Draw	1.00%	778	—
Dimensional Dental Management, LLC	Delayed Draw	1.00%	350	(6)
Direct Travel, Inc.	Delayed Draw	1.00%	1,073	(3)
Ministry Brands, LLC	Delayed Draw	1.00%	1,292	(1)
National Technical Systems, Inc.	Revolver	0.50%	469	(23)
National Technical Systems, Inc.	Delayed Draw	1.00%	1,031	(38)
OnCourse Learning Corporation	Revolver	0.50%	95	—
PT Intermediate Holdings III, LLC (Parts Town)	Revolver	0.50%	225	2
Superior Health Linens, LLC	Revolver	0.50%	282	(2)
Vetcor Professional Practices, LLC	Delayed Draw	1.00%	582	3
Winchester Electronics Corporation	Delayed Draw	1.00%	417	1

Total unfunded commitments			$7,308	$(68)

(12)	As of December 31, 2016, this LIBOR loan was indexed to the 30-day LIBOR rate at 0.77%.

As of December 31, 2016, investments—non-controlled/non-affiliated, at fair value consisted of the following:

Type—% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$280,541	$275,766	96.36%
Second Lien Debt	10,467	10,415	3.64

Total	$291,008	$286,181	100.00%

Type	Amortized Cost	Fair Value	% of Fair Value
Floating Rate	$288,558	$283,609	99.10%
Fixed Rate	2,450	2,572	0.90

Total	$291,008	$286,181	100.00%

NF INVESTMENT CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (continued)

As of December 31, 2016

(dollar amounts in thousands)

The industry composition of investments—non-controlled/non-affiliated at fair value as of December 31, 2016 was as follows:

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

As of March 31, 2017

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

NFIC SPV LLC (the “SPV”) is a Delaware limited liability company that was formed on June 18, 2013. The SPV invests in first and second lien senior secured loans. The SPV is a wholly-owned subsidiary of the Company and is consolidated in these consolidated financial statements commencing from the date of its formation.

Upon the earlier of August 6, 2018 and the completion of an initial public offering by TCG BDC, Inc. (f/k/a “Carlyle GMS Finance, Inc.”) (“TCG BDC”) (a BDC managed by the Investment Adviser) that results in an unaffiliated public float of at least 15% of its aggregate capital commitments (a “Qualified IPO”), the Board of Directors (subject to any necessary stockholder approvals and applicable requirements of the Investment Company Act) will use its best efforts to wind down and/or liquidate and dissolve the Company. These efforts may include cash tender offers from time to time as proceeds become available. Refer to sec.gov website for further information on TCG BDC.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“US GAAP”). The Company is an investment company for the purposes of accounting and financial reporting in accordance with Accounting Standards Update (“ASU”) 2013-08, Financial Services—Investment Companies (“ASU 2013-08”): Amendments to the Scope, Measurement and Disclosure Requirements. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the SPV. All significant intercompany balances and transactions have been eliminated. US GAAP for an investment company requires investments to be recorded at fair value. The carrying value for all other assets and liabilities approximates their fair value.

The interim financial statements have been prepared in accordance with US GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with US GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim period presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2016. The results of operations for the three month period ended March 31, 2017 are not necessarily indicative of the operating results to be expected for the full year.

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

Revenue Recognition

Interest from Investments and Realized Gain/Loss on Investments

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. At time of exit, the realized gain or loss on an investment is the difference between the amortized cost at time of exit and the cash received at exit using the specific identification method.

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of March 31, 2017, the fair value of the loan in the portfolio with PIK provisions was $3,046, which represents approximately 1.1% of total investments at fair value. For the three month period ended March 31, 2017, there was no PIK interest accrued. As of December 31, 2016, no loans in the portfolio contained PIK provisions.

Other Income

Other income may include income such as consent, waiver, amendment, syndication and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees will be recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees will be amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Consolidated Statements of Assets and Liabilities.

Non-Accrual Income

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2017, the fair value of the loan in the portfolio on non-accrual status was $3,045, which represents approximately 1.1% of total investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments as of March 31, 2017. All first and second lien debt investments were performing and current on their interest payments as of March 31, 2016.

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

Organization and Offering Costs

The Company agreed to reimburse the Investment Adviser for initial organization and offering costs incurred on behalf of the Company up to $750. As of March 31, 2017 and December 31, 2016, $663 of organization and offering costs had been incurred by the Company since inception. The $663 of incurred organization and offering costs are allocated to all stockholders based on their respective capital commitment and are re-allocated amongst all stockholders at the time of each capital drawdown subsequent to the Initial Closing. The Company’s organization costs incurred are expensed and the offering costs are charged against equity when incurred.

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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of March 31, 2017 and December 31, 2016.

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

Investments measured and reported at fair value are classified and disclosed based on the observability of inputs used in determination of fair values, as follows:

•	Level 1—inputs to the valuation methodology are quoted prices available in active markets for identical investments as of the reporting date. The types of financial instruments in Level 1 generally include unrestricted securities, including equities and derivatives, listed in active markets. The Company does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

•	Level 2—inputs to the valuation methodology are either directly or indirectly observable as of the reporting date and are those other than quoted prices in active markets. The type of financial instruments in this category generally includes less liquid and restricted securities listed in active markets, securities traded in other than active markets, government and agency securities, and certain over-the-counter derivatives where the fair value is based on observable inputs.

•	Level 3—inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are in this category generally include investments in privately-held entities, collateralized loan obligations (“CLOs”), and certain over-the-counter derivatives where the fair value is based on unobservable inputs.

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

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three month periods ended March 31, 2017 and 2016, there were no transfers between levels.

The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Level I	Level II	Level III	Total
Assets
First Lien Debt	—	$1,500	$257,300	$258,800
Second Lien Debt	—	—	8,465	8,465

Total	—	$1,500	$265,765	$267,265

	December 31, 2016
	Level I	Level II	Level III	Total
Assets
First Lien Debt	—	$2,572	$273,194	$275,766
Second Lien Debt	—	—	10,415	10,415

Total	—	$2,572	$283,609	$286,181

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets For the three month period ended March 31, 2017
	First Lien Debt	Second Lien Debt	Total
Balance, beginning of period	$273,194	$10,415	$283,609
Purchases	20,059	—	20,059
Sales	—	—	—
Paydowns	(35,685)	(2,001)	(37,686)
Realized gains (losses)	(2,660)	—	(2,660)
Accretion of discount	595	20	615
Net change in unrealized appreciation (depreciation)	1,797	31	1,828

Balance, end of period	$257,300	$8,465	$265,765

Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of March 31, 2017 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statements of Operations	$(1,099)	$65	$(1,034)

	Financial Assets For the three month period ended March 31, 2016
	First Lien Debt	Second Lien Debt	Total
Balance, beginning of period	$218,977	$22,912	$241,889
Purchases	10,540	—	10,540
Sales	(3,185)	—	(3,185)
Paydowns	(996)	—	(996)
Realized gains (losses)	10	—	10
Accretion of discount	133	6	139
Net change in unrealized appreciation (depreciation)	(1,974)	(456)	(2,430)

Balance, end of period	$223,505	$22,462	$245,967

Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of March 31, 2016 included in net change in unrealized appreciation (depreciation) on investments non-controlled/non-affiliated on the Consolidated Statements of Operations	$(2,021)	$(456)	$(2,477)

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

The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of March 31, 2017 and December 31, 2016:

	Fair Value as of March 31, 2017	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$228,533	Discounted Cash Flow	Discount Rate	4.13%	16.25%	6.98%
	27,995	Consensus Pricing	Indicative Quotes	65.13	101.00	95.43
	772	Income Approach	Discount Rate	19.53	19.53	19.53
		Market Approach	Comparable Multiple	4.06x	4.51x	4.28x

Total First Lien Debt	$257,300

Investments in Second Lien Debt	$7,888	Discounted Cash Flow	Discount Rate	8.52%	11.01%	9.64%
	577	Consensus Pricing	Indicative Quotes	100.75	100.75	100.75

Total Second Lien Debt	$8,465

Total Debt	$265,765

Total Level 3 Investments	$265,765

	Fair Value as of December 31, 2016	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$233,006	Discounted Cash Flow	Discount Rate	4.50%	16.33%	6.96%
	40,188	Consensus Pricing	Indicative Quotes	40.75	106.36	96.10

Total First Lien Debt	$273,194

Investments in Second Lien Debt	$7,172	Discounted Cash Flow	Discount Rate	8.56%	11.05%	9.60%
	3,243	Consensus Pricing	Indicative Quotes	83.17	100.88	96.70

Total Second Lien Debt	$10,415

Total Debt	$283,609

Total Level 3 Investments	$283,609

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

Financial instruments disclosed but not carried at fair value

The following table presents the carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$113,084	$113,084	$130,427	$130,427

Total	$113,084	$113,084	$130,427	$130,427

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

The management fee is calculated and payable quarterly in arrears at an annual rate of 0.25% of the average value of the gross assets of the Company at the end of the two most recently completed fiscal quarters, excluding any cash and cash equivalents and including assets acquired through the incurrence of debt from use of the SPV Credit Facility and Credit Facility (see Note 5, Borrowings). For purposes of this calculation, cash and cash equivalents include any temporary investments in cash-equivalents, U.S. government securities and other high quality investment grade debt investments that mature in 12 months or less from the date of investment. The management fee for any partial quarter is prorated.

For the three month periods ended March 31, 2017 and 2016, management fees were $171 and $154, respectively, which were included in management fees in the accompanying Consolidated Statements of Operations.

As of March 31, 2017 and December 31, 2016, $351 and $180, respectively, was included in management fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

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

For the three month periods ended March 31, 2017 and 2016, the Company incurred $48 and $45, respectively, in fees under the Administrative Agreement, which were included in administrative service fees in the accompanying Consolidated Statements of Operations. As of March 31, 2017 and December 31, 2016, $28 and $34, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

Sub-Administration Agreements

On July 10, 2013, the Administrator entered into sub-administration agreements with Carlyle Employee Co. and CELF Advisers LLP (“CELF”) (the “Carlyle Sub-Administration Agreements”). Pursuant to the Carlyle Sub-Administration Agreements, Carlyle Employee Co. and CELF provide the Administrator with access to personnel.

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

For the three month periods ended March 31, 2017 and 2016, fees incurred in connection with the State Street Sub-Administration Agreement, which amounted to $60 and $60, respectively, were included in other general and administrative in the accompanying Consolidated Statements of Operations. As of March 31, 2017 and December 31, 2016, $60 and $60, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.

Placement Fees

On July 10, 2013, the Company entered into a placement fee arrangement with TCG Securities, L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require stockholders to pay a placement fee to TCG for TCG’s services.

For the three month periods ended March 31, 2017 and 2016, TCG did not earn or receive any placement fees from the Company’s stockholders in connection with the issuance or sale of the Company’s common stock.

Board of Directors

The Company’s Board of Directors currently consists of five members, three of whom are Independent Directors. The Board of Directors has established an Audit Committee consisting of its Independent Directors and a Pricing Committee of the Board of Directors (the “Pricing Committee”), and may establish additional committees in the future. For the three month periods ended March 31, 2017 and 2016, the Company incurred $17 and $61, respectively, in fees and expenses associated with its Independent Directors and the Audit Committee. As of March 31, 2017 and December 31, 2016, $0 was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities. As of March 31, 2017 and December 31, 2016, current directors had no capital commitments to the Company.

5. BORROWINGS

In accordance with the Investment Company Act, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of March 31, 2017 and December 31, 2016, asset coverage was 237.23% and 219.26%, respectively. During the three month periods ended March 31, 2017 and 2016, there were secured borrowings of $13,200 and $2,500, respectively, under the SPV Credit Facility and Credit Facility and repayments of $30,543 and $9,827, respectively, under the SPV Credit Facility and Credit Facility. As of March 31, 2017 and December 31, 2016, there was $113,084 and $130,427, respectively, in secured borrowings outstanding.

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

As of March 31, 2017 and December 31, 2016, the SPV was in compliance with all covenants and other requirements of the SPV Credit Facility.

Credit Facility

The Company closed on March 27, 2014 on the Credit Facility, which was subsequently amended on August 22, 2014, December 12, 2014 and further amended on August 31, 2016. The maximum principal amount of the Credit Facility is $50,000, subject to availability under the Credit Facility, which is based on certain advance rates multiplied by the value of the Company’s portfolio investments net of certain other indebtedness that the Company may incur in accordance with the terms of the Credit Facility. Proceeds of the Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Credit Facility may be increased to $125,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Credit Facility includes a $10,000 limit for swingline loans and a $5,000 limit for letters of credit. The Company may borrow amounts in U.S. dollars, subject to the satisfaction of certain conditions, including certain collateral quality tests. The availability period under the Credit Facility will terminate on May 2, 2018 or earlier under certain conditions specified in the Credit Facility (the “Commitment Termination Date”) and the Credit Facility will mature on March 27, 2020 (the “Maturity Date”). During the period from the Commitment Termination Date to the Maturity Date, the Company will be obligated to make mandatory prepayments under the Credit Facility out of the proceeds of certain asset sales, other recovery events and equity and debt issuances. Amounts drawn under the Credit Facility, including amounts drawn in respect of letters of credit, will bear interest at either (a) LIBOR plus an applicable spread of (i) prior to the Commitment Termination Date, 2.25% and (ii) following the Commitment Termination Date, 2.50%, or (b) an “alternative base rate” (which is the highest of a prime rate, the federal funds effective rate plus 0.50%, or one month LIBOR plus 1.00%) plus an applicable spread of (i) prior to the Commitment Termination Date, 1.00% and (ii) following the Commitment Termination Date, 1.50%. The Company may elect either the LIBOR or the “alternative base rate” at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. The Company also pays a fee of 0.50% on undrawn amounts under the Credit Facility and, in respect of each undrawn letter of credit, a fee and interest rate equal to the then-applicable margin under the Credit Facility while the letter of credit is outstanding.

Subject to certain exceptions, the Credit Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Company and the Company’s unfunded investor equity capital commitments (provided that the amount of unfunded capital commitments ultimately available to the lenders is limited to $34,000). The pledge of unfunded investor equity capital commitments was subject to release upon the earlier of (a) the date eligible investments held by the Company are equal to or greater than $62,500 and the Credit Facility’s borrowing base equity test is satisfied and (b) the date the borrower has received equity capital contributions in an amount equal to $34,000. Such eligible investments and shareholder equity thresholds have been satisfied as of March 31, 2017 and December 31, 2016. The Credit Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity, liquidity and interest coverage, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.

As of March 31, 2017 and December 31, 2016, the Company was in compliance with all covenants and other requirements of the Credit Facility.

Summary of Facilities

The Facilities consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$120,000	$83,084	$36,916	$5,183
Credit Facility	50,000	30,000	20,000	16,841

Total	$170,000	$113,084	$56,916	$22,024

	December 31, 2016
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$120,000	$90,427	$29,573	$7,004
Credit Facility	50,000	40,000	10,000	10,000

Total	$170,000	$130,427	$39,573	$17,004

(1)	The unused portion is the amount upon which commitment fees are based.
(2)	Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

As of March 31, 2017 and December 31, 2016, $561 and $552, respectively, of interest expense, $19 and $19, respectively, of unused commitment fees and $45 and $45, respectively, of other fees were included in interest and credit facility fees payable. For the three month periods ended March 31, 2017 and 2016, the weighted average interest rate was 2.68% and 2.21%, respectively, and average principal debt outstanding was $122,534 and $116,959, respectively. As of March 31, 2017 and December 31, 2016, the weighted average interest rate was 2.78% and 2.62%, respectively, based on floating LIBOR rates.

For the three month periods ended March 31, 2017 and 2016, the components of interest expense and credit facility fees were as follows:

	For the three month periods ended
	March 31, 2017	March 31, 2016
Interest expense	$820	$655
Facility unused commitment fee	59	62
Amortization of deferred financing costs	124	94
Other fees	19	17

Total interest expense and credit facility fees	$1,022	$828

Cash paid for interest expense	$811	$593

6. COMMITMENTS AND CONTINGENCIES

A summary of significant contractual payment obligations was as follows as of March 31, 2017 and December 31, 2016:

	Secured Borrowings
Payment Due by Period	March 31, 2017	December 31, 2016
Less than 1 Year	$—	$—
1-3 Years	30,000	—
3-5 Years	83,084	130,427
More than 5 Years	—	—

Total	$113,084	$130,427

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of March 31, 2017 and December 31, 2016 for any such exposure.

As of March 31, 2017 and December 31, 2016, the Company had $190,077 in total capital commitments from stockholders, of which $28,541 was unfunded. As of March 31, 2017 and December 31, 2016, current directors had no capital commitments to the Company.

Upon the earlier of August 6, 2018 and the completion of a Qualified IPO by TCG BDC, investors will be released from any further obligation under their capital commitments to purchase additional shares of common stock, subject to certain exceptions contained in their investment subscription agreements.

The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Principal Amount as of
	March 31, 2017	December 31, 2016
Unfunded delayed draw commitments	$5,283	$5,969
Unfunded revolving term loan commitments	2,271	1,339

Total unfunded commitments	$7,554	$7,308

7. NET ASSETS

The Company has the authority to issue 200,000,000 shares of common stock, $0.01 per share par value.

The following table summarizes capital activity during the three month period ended March 31, 2017:

	Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss) on Investments	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets

	Shares	Amount
Balance, beginning of period	8,156,316	$82	$160,936	$(45)	$(600)	$—	$(4,827)	$155,546
Common stock issued	—	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	—	4,119	—	—	4,119
Net realized gain (loss) on investments—non-controlled/non-affiliated	—	—	—	—	—	(2,660)	—	(2,660)
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	—	—	—	—	—	—	1,765	1,765
Dividends declared	—	—	—	—	(3,589)	—	—	(3,589)
Tax reclassification of stockholders’ equity in accordance with US GAAP	—	—	—	—	—	—	—	—

Balance, end of period	8,156,316	$82	$160,936	$(45)	$(70)	$(2,660)	$(3,062)	$155,181

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

During the three month period ended March 31, 2017, the Company did not issue any shares.

The following table summarizes total shares issued and proceeds received related to capital subscriptions for the Company’s common stock during the three month period ended March 31, 2016:

	Shares Issued	Proceeds Received
March 11, 2016	415,364	$8,000

Total	415,364	$8,000

Subscribed but unissued shares are presented in equity with a deduction of subscriptions receivable until cash is received for a subscription. There were no subscribed but unissued shares as of March 31, 2017 and December 31, 2016.

Subscription transactions during the three month period ended March 31, 2016 were executed at an offering price at a premium to net asset value due to the requirement to use prior quarter net asset value as offering price unless it would result in the Company selling shares of its common stock at a price below the current net asset value and also in order to effect a reallocation of organizational costs to subsequent investors. Such subscription transactions increased net asset value by $0.01 per share, for the three month period ended March 31, 2016.

As of March 31, 2017 and December 31, 2016, four stockholders represented 97.3% of total net assets.

The Company computes earnings per common share in accordance with ASC 260, Earnings Per Share. Basic earnings per common share were calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of common shares outstanding for the period.

Basic and diluted earnings per common share were as follows:

	For the three month periods ended
	March 31, 2017	March 31, 2016
Net increase (decrease) in net assets resulting from operations	$3,224	$849
Weighted-average common shares outstanding	8,156,316	6,960,097

Basic and diluted earnings per common share	$0.40	$0.12

The following table summarizes the Company’s dividends declared and payable since inception through the quarter ended March 31, 2017:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 13, 2014	March 31, 2014	April 14, 2014	$0.04	$128
June 26, 2014	June 30, 2014	July 14, 2014	$0.12	$383
September 12, 2014	September 18, 2014	October 9, 2014	$0.24	$825
December 19, 2014	December 29, 2014	January 26, 2015	$0.27	$1,247
March 11, 2015	March 13, 2015	April 17, 2015	$0.30	$1,645
June 24, 2015	June 30, 2015	July 22, 2015	$0.35	$2,191
September 24, 2015	September 24, 2015	October 22, 2015	$0.40	$2,563
December 29, 2015	December 29, 2015	January 22, 2016	$0.47	$3,226
March 10, 2016	March 14, 2016	April 22, 2016	$0.44	$3,203
June 8, 2016	June 8, 2016	July 22, 2016	$0.44	$3,203
September 28, 2016	September 28, 2016	October 24, 2016	$0.44	$3,589
December 29, 2016	December 29, 2016	January 24, 2017	$0.56	$4,567
March 20, 2017	March 20, 2017	April 24, 2017	$0.44	$3,589

8. CONSOLIDATED FINANCIAL HIGHLIGHTS

The following is a schedule of consolidated financial highlights for the three month periods ended March 31, 2017 and 2016:

	For the three month periods ended
	March 31, 2017	March 31, 2016
Per Share Data:
Net asset value per share, beginning of period	$19.07	$19.16
Net investment income (loss) (1)	0.51	0.45
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	(0.11)	(0.34)

Net increase (decrease) in net assets resulting from operations	0.40	0.11

Dividends declared (2)	(0.44)	(0.44)
Effect of subscription offering price (3)	0.00	0.01

Net asset value per share, end of period	$19.03	$18.84

Number of shares outstanding, end of period	8,156,316	7,279,608
Total return (4)	2.10%	0.63%
Net assets, end of period	$155,181	$137,165
Ratio to average net assets (5):
Operating expenses	0.96%	1.02%
Net investment income (loss)	2.62%	2.38%
Interest expense and credit facility fees	0.65%	0.62%
Ratios/Supplemental Data:
Asset coverage, end of period	237.23%	223.72%
Portfolio turnover	7.32%	1.70%
Total committed capital, end of period	$190,077	$190,077
Ratio of total contributed capital to total committed capital, end of period	84.98%	76.04%
Weighted-average shares outstanding	8,156,316	6,960,097

(1)	Net investment income (loss) per share was calculated as net investment income (loss) for the period divided by the weighted average number of shares outstanding for the period.
(2)	Dividends declared per share was calculated as the sum of dividends declared during the period divided by the number of shares outstanding at each respective quarter-end date (refer to Note 7).
(3)	Increase is due to offering price of subscriptions during the period (refer to Note 7).
(4)	Total return (not annualized) is based on the change in net asset value per share during the period plus the declared dividends, divided by the beginning net asset value for the period. Total return for the three month periods ended March 31, 2017 and 2016 is inclusive of $0.00 and $0.01, respectively, per share increase in net asset value for the periods related to the offering price of subscriptions. Excluding the effects of the higher offering price of subscriptions, total return (not annualized) would have been 2.10% and 0.57%, respectively (refer to Note 7).
(5)	These ratios to average net assets have not been annualized.

9. LITIGATION

The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of March 31, 2017 and December 31, 2016, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.

In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.

10. TAX

The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of March 31, 2017 and December 31, 2016.

In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax authorities. As of March 31, 2017 and December 31, 2016, the Company had filed tax returns and therefore is subject to examination.

The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of dividends declared for the three month periods ended March 31, 2017 and 2016 was as follows:

For the three month periods ended
	March 31, 2017	March 31, 2016
Ordinary income	$3,589	$3,203
Long term capital gains	$—	$—
Tax return of capital	$—	$—

11. SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.

Subsequent to March 31, 2017, the Company borrowed $1,750 under the SPV Credit Facility to fund investment acquisitions. The Company also voluntarily repaid $9,773 under the SPV Credit Facility.

On May 3, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with TCG BDC, a Maryland corporation and an externally managed, non-diversified closed-end investment company that has elected to be regulated as a BDC under the Investment Company Act. Both the Company and TCG BDC are managed by the Investment Adviser. Pursuant to the Merger Agreement, the Company will merge with and into TCG BDC (the “Merger”) with TCG BDC as the surviving entity. The completion of the Merger is subject to the approval of a majority of the outstanding shares of the Company’s common stock and other customary closing conditions. While there can be no assurances as to the exact timing, or that the Merger will be completed at all, the Company expects to complete the Merger in June 2017. If the proposed Merger is consummated, the Company will cease to exist as a separate corporation, and each share of common stock of the Company will be converted into the right to receive a mixture of cash and shares of common stock of TCG BDC, par value $0.01 per share (the “Acquisition Shares” and together with such cash, the “Merger Consideration”), in accordance with the elections of the stockholders of the Company (under which at least 5% of the Merger Consideration received by each stockholder of the Company must be in the form of Acquisition Shares).

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may,” “plans,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2016 and Part II, Item 1A of and elsewhere in this Form 10-Q.

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

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part I, Item 1 of this Form 10-Q “Financial Statements.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2016 and Part II, Item 1A of this Form 10-Q “Risk Factors.” Our actual results could differ materially from those anticipated by such forward-looking statements due to factors discussed under “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-Q.

We are a Maryland corporation formed on November 1, 2012, and structured as an externally managed, non-diversified closed-end investment company. We have elected to be regulated as a BDC under the Investment Company Act. We have elected to be treated, and intend to continue to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code.

Our investment objective is to generate current income and capital appreciation primarily through debt investments in U.S. middle market companies, which we define as companies with approximately $10 million to $100 million of EBITDA. We seek to achieve our investment objective primarily through direct originations of Middle Market Senior Loans, subject to, in the case of second lien senior secured loans, a limit of 10% of our total assets. In addition, we may invest up to 10% of our total assets in high yield securities whose risk profile, as determined at the sole discretion of our Investment Adviser, is similar to or better than the risk profile of Middle Market Senior Loans. The Middle Market Senior Loans are generally made to private U.S. middle market companies that are, in many cases, controlled by private equity firms. We expect that the composition of our portfolio will change over time given our Investment Adviser’s view on, among other things, the economic and credit environment (including with respect to interest rates) in which we are operating.

We are externally managed by our Investment Adviser, an investment adviser registered under the Advisers Act. Our Administrator provides the administrative services necessary for us to operate. Both our Investment Adviser and our Administrator are wholly-owned subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of Carlyle.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of March 31, 2017, the fair value of our investments was approximately $267,265 comprised of 79 investments in 75 portfolio companies across 26 industries with 57 unique sponsors. As of December 31, 2016, the fair value of our investments was approximately $286,181 comprised of 85 investments in 80 portfolio companies across 26 industries and 57 unique sponsors.

Based on fair value as of March 31, 2017, our portfolio consisted of approximately 100% in secured debt (96.8% in first lien debt (including 5.5% in first lien/last out loans) and 3.2% in second lien debt). Based on fair value as of March 31, 2017, approximately 1% of our debt portfolio was invested in debt bearing a fixed interest rate and approximately 99% of our debt portfolio was invested in debt bearing a floating interest rate with an interest rate floor.

Based on fair value as of December 31, 2016, our portfolio consisted of approximately 100% in secured debt (96.4% in first lien debt (including 7.2% in first lien/last out loans) and 3.6% in second lien debt). Based on fair value as of December 31, 2016, approximately 1% of our debt portfolio was invested in debt bearing a fixed interest rate and approximately 99% of our debt portfolio was invested in debt bearing a floating interest rate with an interest rate floor.

Our investment activity for the three month periods ended March 31, 2017 and 2016 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the three month periods ended
	March 31, 2017	March 31, 2016
Investments—non-controlled/non-affiliated:
Total investments—non-controlled/non-affiliated, beginning of period	$291,008	$248,159
New investments purchased	20,059	10,540
Net accretion of discount on investments	648	143
Net realized gain (loss) on investments	(2,660)	10
Investments sold or repaid	(38,728)	(4,181)

Total Investments—non-controlled/non-affiliated, end of period	$270,327	$254,671

Principal amount of investments funded:
First Lien Debt	$20,291	$10,760
Second Lien Debt	—	—
Equity Investments	18	—

Total	$20,309	$10,760

Principal amount of investments sold or repaid:
First Lien Debt	$(39,435)	$(4,181)
Second Lien Debt	(2,000)	—

Total	$(41,435)	$(4,181)

Number of new funded investments	13	8
Average amount of new funded investments	$1,562	$1,318
Percentage of new funded debt investments at floating interest rates	84%	100%
Percentage of new funded debt investments at fixed interest rates	16%	0%

As of March 31, 2017 and December 31, 2016, investments—non-controlled/non-affiliated consisted of the following:

	March 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	$261,841	$258,800	$280,541	$275,766
Second Lien Debt	8,486	8,465	10,467	10,415

Total	$270,327	$267,265	$291,008	$286,181

The weighted average yields (1) for our first and second lien debt, based on the amortized cost and fair value as of March 31, 2017 and December 31, 2016, were as follows:

	March 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt (excluding First Lien/Last Out)	6.49%	6.57%	6.31%	6.43%
First Lien/Last Out Unitranche	12.30%	12.37%	12.40%	12.18%

First Lien Debt Total	6.82%	6.90%	6.75%	6.87%
Second Lien Debt	9.67%	9.70%	9.73%	9.77%

First and Second Lien Debt Total	6.91%	6.99%	6.86%	6.97%

(1)	Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2017 and December 31, 2016. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.

Total weighted average yields (which includes the effect of accretion of discount and amortization of premiums) of our first and second lien debt investments as measured on an amortized cost basis, increased from 6.86% to 6.91% from December 31, 2016 to March 31, 2017. The increase in weighted average yields was mainly due to the increase in 90-day LIBOR from 1.00% to 1.15% and from originations of new investments with weighted average yields of 7.59%, countered by sales/repayments of existing investments with weighted average yields of 7.77%.

The following table summarizes the fair value of our performing and non-performing investments as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Fair Value	Percentage	Fair Value	Percentage
Performing	$264,220	98.86%	$283,560	99.08%
Non-accrual (1)	3,045	1.14	2,621	0.92

Total	$267,265	100.00%	$286,181	100.00%

(1)	Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest has been paid current and, in management’s judgment, likely to remain current. Management may not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. See Note 2 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information on the accounting policies.

See the Consolidated Schedules of Investments as of March 31, 2017 and December 31, 2016 in our consolidated financial statements in Part I, Item 1 of this Form 10-Q for more information on these investments, including a list of companies and type and amount of investments.

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

Our Investment Adviser monitors and, when appropriate, changes the investment ratings assigned to each debt investment in our portfolio. In connection with our quarterly valuation process, our Investment Adviser reviews our investment ratings on a regular basis. The following table summarizes the Internal Risk Ratings as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
(dollar amounts in millions)
Internal Risk Rating 1	$2.8	1.06%	$11.9	4.15%
Internal Risk Rating 2	206.8	77.80	223.0	77.92
Internal Risk Rating 3	30.5	11.47	23.2	8.11
Internal Risk Rating 4	21.8	8.20	22.0	7.69
Internal Risk Rating 5	3.9	1.47	3.5	1.22
Internal Risk Rating 6	—	—	2.6	0.91

Total	$265.8	100.00%	$286.2	100.00%

As of March 31, 2017 and December 31, 2016, the weighted average Internal Risk Rating of our debt investment portfolio was 2.3 and 2.3 respectively. As of March 31, 2017, 8 of our debt investments, with an aggregate fair value of $25.7 million, were assigned an Internal Risk Rating of 4-6. As of December 31, 2016, 8 of our debt investments, with an aggregate fair value of $28.1 million, were assigned an Internal Risk Rating of 4-6. As of March 31, 2017 and December 31, 2016, one first lien debt investment in the portfolio with a fair value of $3.0 million and $2.6 million, respectively, was on non-accrual status, which represented approximately 1.14% and 0.92%, respectively, of total first and second lien investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments as of March 31, 2017 and December 31, 2016. During the period ended March 31, 2017, one investment with fair value of $2.4 million was downgraded to Internal Risk Rating of 4 while one investment with fair value of $3.9 million was upgraded from Internal Risk Rating of 4 to 3 due to changes in financial condition and performance of the respective portfolio companies. Effective January 31, 2017, TwentyEighty, Inc. (fka Miller Heiman, Inc.) completed a restructuring whereby the first lien debt held by us, which carried an Internal Risk Rating of 6 as of December 31, 2016, was converted into new term loans and equity. As of March 31, 2017, the fair value of such new term loans with an Internal Risk Rating of 3 was $0.9 million, an Internal Risk Rating of 4 was $1.3 million, and an Internal Risk Rating of 5 was $0.8 million.

CONSOLIDATED RESULTS OF OPERATIONS

For the three month periods ended March 31, 2017 and 2016

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.

Investment Income

Interest income for the three month periods ended March 31, 2017 and 2016 were as follows:

	For the three month periods ended
	March 31, 2017	March 31, 2016
Interest income from non-controlled/non-affiliated investments:
First Lien Debt	$5,396	$3,953
Second Lien Debt	235	566

Total investment income	$5,631	$4,519

The increase in interest income for the three month period ended March 31, 2017 from the comparable period in 2016 was primarily driven by our deployment of capital and increasing invested balance. The size of our portfolio increased to $270,327 as of March 31, 2017 from $254,671 as of March 31, 2016, at amortized cost, and total principal amount of investments outstanding increased to $272,880 as of March 31, 2017 from $257,707 as of March 31, 2016. As of March 31, 2017, the weighted average yield of our first and second lien debt decreased to 6.91% from 7.06% as of March 31, 2016, on amortized cost.

Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of March 31, 2017, one first lien debt investment in the portfolio was non-performing. The fair value of the loan in the portfolio on non-accrual status was $3,045, which represents approximately 1.1% of total investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments as of March 31, 2017. All first and second lien debt investments were performing and current on their interest payments as of March 31, 2016.

Net investment income for the three month periods ended March 31, 2017 and 2016 was as follows:

	For the three month periods ended
	March 31, 2017	March 31, 2016
Total investment income from non-controlled/non-affiliated investments	$5,631	$4,519
Total expenses	(1,512)	(1,360)

Net investment income	$4,119	$3,159

Expenses

	For the three month periods ended
	March 31, 2017	March 31, 2016
Management fees	$171	$154
Professional fees	143	163
Administrative service fees	48	45
Interest expense	820	655
Credit facility fees	202	173
Directors’ fees and expenses	17	61
Other general and administrative	111	109

Total expenses	$1,512	$1,360

Interest expense and credit facility fees for the three month periods ended March 31, 2017 and 2016 were comprised of the following:

	For the three month periods ended
	March 31, 2017	March 31, 2016
Interest expense	$820	$655
Facility unused commitment fee	59	62
Amortization of deferred financing costs	124	94
Other fees	19	17

Total interest expense and credit facility fees	$1,022	$828

Cash paid for interest expense	$811	$593

The increase in interest expense for the three month period ended March 31, 2017 compared to the comparable period in 2016 was driven by increased drawings under the Facilities related to increased deployment of capital for investments. For the three month periods ended March 31, 2017 and 2016, the weighted average interest rate under the Facilities increased to 2.68% from 2.21%, respectively, and average principal debt outstanding was $122,534 and $116,959, respectively.

The increase in management fees for the three month period ended March 31, 2017 from the comparable period in 2016 was driven by our deployment of capital and our increasing invested balance. See Note 4 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information on the management fees.

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

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments

During the three months ended March 31, 2017, the Company had a realized loss on 1 investment totaling approximately $2,660. During the three months ended March 31, 2016, the Company had a realized gain on 2 investments totaling approximately $10. During the three months ended March 31 2017 and 2016, the Company had a change in unrealized appreciation on 43 and 33 investments, respectively, totaling approximately $4,920, $1,277, respectively, which was offset by a change in unrealized depreciation on 41 and 41 investments, respectively, totaling approximately $3,155 and $3,597, respectively. In particular, effective January 31, 2017, TwentyEighty, Inc. (fka Miller Heiman, Inc.) completed a restructuring whereby the first lien debt held by us was converted into new term loans and equity. As a result, $3,762 of unrealized depreciation was reversed and we realized a loss of $2,660 during the period.

Net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three months ended March 31, 2017 and 2016, were as follows:

	For the three month periods ended
	March 31, 2017	March 31, 2016
Net realized gain (loss) on investments—non-controlled/non-affiliated	$(2,660)	$10
Net change in unrealized appreciation (depreciation) on investments—non-controlled/non-affiliated	1,765	(2,320)

Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$(895)	$(2,310)

Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three month periods ended March 31, 2017 and 2016 were as follows:

	For the three month periods ended
	March 31, 2017		March 31, 2016
Type	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$(2,660)	$1,734	$10	$(1,864)
Second Lien Debt	—	31	—	(456)

Total	$(2,660)	$1,765	$10	$(2,320)

Net change in unrealized depreciation in our debt investments for the three months ended March 31, 2017 compared to the comparable period in 2016 was primarily due to negative credit related adjustments, such as a non-accrual portfolio company investment, that caused a reduction in fair value and was moderated by a tightening spread environment during the period.

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

We closed on March 27, 2014 on the Credit Facility, which was subsequently amended on August 22, 2014, December 12, 2014 and August 31, 2016. The maximum principal amount of the Credit Facility is $50,000, subject to availability under the Credit Facility, which is based on certain advance rates multiplied by the value of the Company’s portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that the Company may incur in accordance with the terms of the Credit Facility. Proceeds of the Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Credit Facility may be increased to $125,000 through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Credit Facility includes a $10,000 limit for swingline loans and a $5,000 limit for letters of credit. Subject to certain exceptions, the Credit Facility is secured by a first-priority security interest in substantially all of the portfolio investments held by the Company and the Company’s unfunded investor equity capital commitments (provided that the amount of unfunded capital commitments ultimately available to the lenders is limited to $34,000). The pledge of unfunded investor equity capital commitments was subject to release upon the earlier of (a) the date eligible investments held by the Company are equal to or greater than $62,500 and the Credit Facility’s borrowing base equity test is satisfied and (b) the date the borrower has received equity capital contributions in an amount equal to $34,000. Such eligible investments and shareholder equity thresholds had been satisfied as of March 31, 2017 and December 31, 2016. The Credit Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity, liquidity and interest coverage, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.

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

For more information on the SPV Credit Facility and the Credit Facility, see Note 5 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.

The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our stockholders and for other general corporate purposes.

As of March 31, 2017 and December 31, 2016, the Company had $5,012 and $7,217, respectively, in cash and cash equivalents. The Facilities consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$120,000	$83,084	$36,916	$5,183
Credit Facility	50,000	30,000	20,000	16,841

Total	$170,000	$113,084	$56,916	$22,024

	December 31, 2016
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
SPV Credit Facility	$120,000	$90,427	$29,573	$7,004
Credit Facility	50,000	40,000	10,000	10,000

Total	$170,000	$130,427	$39,573	$17,004

(1)	The unused portion is the amount upon which commitment fees are based.
(2)	Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

Equity Activity

There were no commitments made to us during the three month periods ended March 31, 2017 and 2016. As of March 31, 2017 and December 31, 2016, the Company had $190,077 in total capital commitments from stockholders, of which $28,541 was unfunded and subject to call by the Company. As of March 31, 2017 and December 31, 2016, current directors had no capital commitments to us.

Shares issued as of March 31, 2017 and December 31, 2016 were 8,156,316.

The following table summarizes activity in the number of shares of our common stock outstanding during the three month periods ended March 31, 2017 and 2016:

	For the three month periods ended
	March 31, 2017	March 31, 2016
Shares outstanding, beginning of period	8,156,316	6,864,244
Common stock issued	—	415,364

Shares outstanding, end of period	8,156,316	7,279,608

Upon the earlier of August 6, 2018 or the completion of a Qualified IPO by TCG BDC, investors will be released from any further obligation under their capital commitments to purchase additional shares of common stock, subject to certain exceptions contained in their subscription agreements.

Contractual Obligations

A summary of our significant contractual payment obligations was as follows as of March 31, 2017 and December 31, 2016:

	SPV Credit Facility and Credit Facility
Payment Due by Period	March 31, 2017	December 31, 2016
Less than 1 Year	$—	$—
1-3 Years	30,000	—
3-5 Years	83,084	130,427
More than 5 Years	—	—

Total	$113,084	$130,427

For more information on the SPV Credit Facility and the Credit Facility, see Note 5 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.

As of March 31, 2017 and December 31, 2016, $83,084 and $90,427, respectively, of secured borrowings were outstanding under the SPV Credit Facility and $30,000 and $40,000, respectively, were outstanding under the Credit Facility. For the three month periods ended March 31, 2017 and 2016, we incurred $59 and $62, respectively, of unused commitment fees and $820 and $655, respectively, of interest expense.

OFF BALANCE SHEET ARRANGEMENTS

In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of March 31, 2017 and December 31, 2016 in Part I, Item 1 of this Form 10-Q, for any such exposure.

We have in the past and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.

We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Principal Amount as of
	March 31, 2017	December 31, 2016
Unfunded delayed draw commitments	$5,283	$5,969
Unfunded revolving term loan commitments	2,271	1,339

Total unfunded commitments	$7,554	$7,308

DIVIDENDS AND DISTRIBUTIONS TO COMMON STOCKHOLDERS

Dividends and distributions, if any, are paid in cash to common stockholders. The following table summarizes our dividends declared and payable since inception through March 31, 2017:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount	Annualized Dividend Yield (1)
March 13, 2014	March 31, 2014	April 14, 2014	$0.04	$128	1.12%
June 26, 2014	June 30, 2014	July 14, 2014	$0.12	$383	2.46%
September 12, 2014	September 18, 2014	October 9, 2014	$0.24	$825	5.14%
December 19, 2014	December 29, 2014	January 26, 2015	$0.27	$1,247	6.19%
March 11, 2015	March 13, 2015	April 17, 2015	$0.30	$1,645	6.84%
June 24, 2015	June 30, 2015	July 22, 2015	$0.35	$2,191	7.69%
September 24, 2015	September 24, 2015	October 22, 2015	$0.40	$2,563	8.17%
December 29, 2015	December 29, 2015	January 22, 2016	$0.47	$3,226	9.67%
March 10, 2016	March 14, 2016	April 22, 2016	$0.44	$3,203	9.66%
June 8, 2016	June 8, 2016	July 22, 2016	$0.44	$3,203	9.34%
September 28, 2016	September 28, 2016	October 24, 2016	$0.44	$3,589	9.44%
December 29, 2016	December 29, 2016	January 24, 2017	$0.56	$4,567	11.50%
March 20, 2017	March 20, 2017	April 24, 2017	$0.44	$3,589	9.36%

(1)	Annualized dividend yield is calculated by dividing the declared dividend by the weighted average of the net asset value at the beginning of the quarter and the capital called during the quarter and annualizing over 4 quarterly periods.

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in connection with our consolidated financial statements in Part I, Item 1 of this Form 10-Q and in Part II, Item 8 of the Company’s annual report on Form 10-K for the year ended December 31, 2016.

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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of March 31, 2017 and December 31, 2016.

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

Investments measured and reported at fair value are classified and disclosed based on the observability of inputs used in determination of fair values, as follows:

•	Level 1—inputs to the valuation methodology are quoted prices available in active markets for identical investments as of the reporting date. The types of financial instruments included in Level 1 generally include unrestricted securities, including equities and derivatives, listed in active markets. The Company does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

•	Level 2—inputs to the valuation methodology are either directly or indirectly observable as of the reporting date and are those other than quoted prices in active markets. The type of financial instruments in this category generally includes less liquid and restricted securities listed in active markets, securities traded in other than active markets, government and agency securities, and certain over-the-counter derivatives where the fair value is based on observable inputs.

•	Level 3—inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are in this category generally include investments in privately-held entities, collateralized loan obligations, and certain over-the-counter derivatives where the fair value is based on unobservable inputs.

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

Investments in debt securities with sufficient coverage through the enterprise value analysis are generally valued using a discounted cash flow analysis of the underlying security. Projected cash flows in the discounted cash flow typically represent the relevant investment’s contractual interest, fees and principal payments plus the assumption of full principal recovery at the investment’s expected maturity date. The discount rate to be used is determined using an average of two market-based methodologies. Investments in debt securities may also be valued using consensus pricing.

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

Use of Estimates

The preparation of consolidated financial statements in Part I, Item 1 of this Form 10-Q in conformity with US GAAP requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. It also requires management to exercise judgment in the process of applying the Company’s accounting policies. Assumptions and estimates regarding the valuation of investments and their resulting impact on management fees involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the consolidated financial statements in Part I, Item 1 of this Form 10-Q. Actual results could differ from these estimates and such differences could be material.

Investments

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation on investments as presented in the Consolidated Statements of Operations in Part I, Item 1 of this Form 10-Q reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Revenue Recognition

Interest from Investments and Realized Gain/Loss on Investments

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on debt securities purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of investments represents the original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. At time of exit, the realized gain or loss on an investment is the difference between the amortized cost at time of exit and the cash received at exit using the specific identification method.

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

Non-Accrual Income

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2017, the fair value of the loan in the portfolio on non-accrual status was $3,045, which represents approximately 1.1% of total investments at fair value. The remaining first and second lien debt investments were performing and current on their interest payments as of March 31, 2017. All first and second lien debt investments were performing and current on their interest payments as of March 31, 2016.

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

Interest Rate Risk

As of March 31, 2017, on a fair value basis, approximately 1% of our debt investments bear interest at a fixed rate and approximately 99% of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Interest rates on the investments held within our portfolio of investments are typically based on floating LIBOR, with many of these investments also having a LIBOR floor. Additionally, our Facilities are also subject to floating interest rates and are currently paid based on floating LIBOR rates.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.

The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our settled portfolio of investments held as of March 31, 2017 and December 31, 2016. These hypothetical calculations are based on a model of the settled investments in our portfolio, held as of March 31, 2017 and December 31, 2016, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings as of March 31, 2017 and December 31, 2016, and based on the terms of our Facilities. Interest expense on our Facilities is calculated using the interest rate as of March 31, 2017 and December 31, 2016, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2017 and December 31, 2016, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled investments (considering interest rate floors for variable rate instruments) and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	As of March 31, 2017			As of December 31, 2016
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$8,256	$(3,393)	$4,863	$8,623	$(3,913)	$4,710
Up 200 basis points	$5,590	$(2,262)	$3,328	$5,743	$(2,609)	$3,134
Up 100 basis points	$2,923	$(1,131)	$1,792	$2,862	$(1,304)	$1,558
Down 100 basis points	$(276)	$1,111	$835	$(22)	$1,006	$984
Down 200 basis points	$(276)	$1,111	$835	$(22)	$1,006	$984
Down 300 basis points	$(276)	$1,111	$835	$(22)	$1,006	$984

Item 4. Controls and Procedures.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the three month period ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2016. For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 21, 2017, which is accessible on the SEC’s website at sec.gov.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any equity securities during the period covered in this report that were not registered under the Securities Act.

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

NF INVESTMENT CORP.

Dated: May 10, 2017	By	/s/ Venugopal Rathi
Venugopal Rathi
Chief Financial Officer